Form 10-Q
period 1994-03-31
DEAN WITTER REALTY YIELD PLUS L P
filed 1994-05-16
CIK 810116

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                        For the period ended March 31, 1994

                                        OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________.

                         Commission File Number:  0-18148

                        DEAN WITTER REALTY YIELD PLUS, L.P.
          (Exact name of registrant as specified in governing instrument)


       Delaware                                   13-3426531
(State of organization)               (IRS Employer Identification No.)

   2 World Trade Center, New York, NY                 10048
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:   (212) 392-1054

Former name, former address and former fiscal year, if changed since last report: not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X     No

                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          DEAN WITTER REALTY YIELD PLUS, L.P.

                              Consolidated Balance Sheets
                                                        March 31,
                                                          1994           December 31,
                                                       (Unaudited)           1993

                                        ASSETS
Real estate, at cost:
  Land                                               $ 28,423,820      $  28,423,820
  Buildings and improvements                          122,834,118        122,181,781
                                                      151,257,938        150,605,601
  Accumulated depreciation                              8,876,838          7,953,483
                                                      142,381,100        142,652,118

Investments in participating mortgage
  and other secured loans, net of allowance
  of $17,523,066 at December 31, 1993 and
  March 31, 1994                                       19,977,608         19,977,608

Cash and short-term investments, at cost
  which approximates market                             5,625,765          4,859,851

Cash in escrow                                          5,000,000          5,000,000

Deferred expenses, net                                  1,283,124          1,274,326

Accrued interest and other assets                       1,582,054          2,083,466

                                                     $175,849,651       $175,847,369

                          LIABILITIES AND PARTNERS' CAPITAL

Mortgage notes payable                              $  45,144,566      $  45,144,566

Accounts payable and other liabilities                  3,668,095          4,357,759

Due to affiliates                                       1,970,907          1,971,435

Loan payable to bank                                    1,062,333          1,062,333

Minority interest                                      19,768,425         19,491,926
                                                       71,614,326         72,028,019
Partners' capital (deficiency):
  General partners                                     (5,444,405)        (5,486,003)
  Limited partners ($20 per Unit,
    8,909,969 Units issued)                           109,679,730        109,305,353

          Total partners' capital                     104,235,325        103,819,350

                                                     $175,849,651       $175,847,369

             See accompanying notes to consolidated financial statements.
/TABLE

                          DEAN WITTER REALTY YIELD PLUS, L.P.

                           Consolidated Statements of Income

                      Three months ended March 31, 1994 and 1993

                                      (Unaudited)

                                                            1994             1993
Revenues:
   Rental                                               $5,640,908        $3,453,484
   Interest on participating mortgage and
     other secured loans                                   638,209           784,237
   Interest on short-term investments                       68,719            33,350
   Other                                                   378,952           379,392
                                                         6,726,788         4,650,463

Expenses:
   Property operating                                    2,383,531         1,473,779
   Interest                                                917,865            36,672
   Depreciation                                            923,355           792,708
   Amortization                                             67,232            46,520
   General and administrative                              281,673           426,092
                                                         4,573,656         2,775,771

Income before minority interests                         2,153,132         1,874,692

Minority interest                                          252,163           323,989

Net income                                              $1,900,969        $1,550,703

Net income per Unit of limited
   partnership interest                                       $.19             $ .16

             See accompanying notes to consolidated financial statements.

                          DEAN WITTER REALTY YIELD PLUS, L.P.

                Consolidated Statement of Changes in Partners' Capital

                           Three months ended March 31, 1994

                                      (Unaudited)

                                      Limited          General
                                      Partners         Partners             Total

Partners' capital (deficiency)
   at January 1, 1994              $109,305,353        $ (5,486,003)    $103,819,350

Net income                            1,710,872             190,097        1,900,969

Cash distributions                   (1,336,495)           (148,499)      (1,484,994)

Partners' capital (deficiency)
   at March 31, 1994               $109,679,730         $(5,444,405)    $104,235,325

             See accompanying notes to consolidated financial statements.

                          DEAN WITTER REALTY YIELD PLUS, L.P.
                         Consolidated Statements of Cash Flows

                      Three months ended March 31, 1994 and 1993
                                      (Unaudited)
                                                      1994                   1993
Cash flows from operating activities:
  Net income                                     $   1,900,969          $  1,550,703
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Depreciation and amortization                        990,587               839,228
  Minority interest in earnings of
    consolidated partnership                           252,163               323,989
  Deferred expenses                                    (76,030)              (47,751)
  Decrease (increase) in accrued interest
    and other assets                                   501,412            (1,789,569)
  (Decrease) increase in accounts payable
    and other liabilities                             (689,664)            1,642,051
  (Decrease) increase in due to affiliates                (528)              126,667

Net cash provided by operating activities            2,878,909             2,645,318

Cash flows from investing activities:
  Investments in participating mortgage loans             -                 (616,040)
  Minority interest in contributions to
    consolidated partnership                           352,976                  -
  Minority interest in distributions from
    consolidated partnership                          (328,640)             (150,954)
  Additions to real estate                            (652,337)              (83,150)

Net cash used in investing activities                 (628,001)             (850,144)

Cash flows from financing activities:
  Proceeds from bank loan                                  -                 992,846
  Cash distributions                                (1,484,994)           (1,484,994)

Net cash used in financing activities               (1,484,994)             (492,148)

Increase in cash and short-term investments            765,914             1,303,026

Cash and short-term investments at
  beginning of period                                4,859,851               626,920

Cash and short-term investments at
  end of period                                   $  5,625,765           $ 1,929,946

Supplemental disclosure of cash flow information:

Cash paid for interest                             $   926,830           $    11,466

             See accompanying notes to consolidated financial statements.
/TABLE

                        DEAN WITTER REALTY YIELD PLUS, L.P.

                    Notes to Consolidated Financial Statements
                                    (Unaudited)


1.  The Partnership

    Dean Witter Realty Yield Plus, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware in 1987. The Managing General Partner of the Partnership is Dean Witter Realty Yield Plus Inc., which is wholly-owned by Dean Witter Realty Inc. ("Realty").

    The financial statements include the accounts of the Partnership, DW Columbia Gateway Associates, DW Michelson Associates, DW Lakeshore Associates (formerly Lakeshore Ontario Associates), Deptford Crossing Associates (effective July 16, 1993), and Hampton Crossing Associates (effective September 7, 1993) on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.

    The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax reporting purposes.

    Real estate acquired in settlement of loans is recorded at the lower of the book value of the investment or estimated fair value at the date of foreclosure or in-substance foreclosure. The Partnership periodically evaluates the recoverability of the net carrying value of its real estate and investments in participating mortgages and other secured loans. The evaluation is based on a review of expected future cash flows, determination of the Partnership's expected holding period of these assets, the financial condition of guarantors, if any, and other factors.

    The net income per Unit amounts are calculated by dividing net income allocated to Limited Partners in accordance with the Partnership Agreement, by the weighted average number of units outstanding.

    In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period.

2.  Investments in Real Estate

    401 East Ontario Street, Chicago, Illinois

    The Partnership had funded an approximately $47,000,000 leasehold mortgage loan, land purchase and participating land lease for 401 East Ontario Street, a high rise luxury apartment building. The property was

                        DEAN WITTER REALTY YIELD PLUS, L.P.

                    Notes to Consolidated Financial Statements
                                    (Unaudited)

    developed and owned by Lakeshore Ontario Associates, a 50/50 joint venture between a Chicago developer ("Chicago Developer") and an entity comprised of former and current Realty employees, several of whom are former or current officers of the Managing General Partner. The Partnership received a completion guaranty and a $6,000,000 operating deficits guaranty from the borrower land/lessee. One half of these guarantees was the obligation of Realty and the other half was the obligation of the principals of the Chicago Developer. Realty funded all of the additional construction costs paid to date (approximately $2,300,000) and has fully funded its obligation under the operating deficits guaranty of $4,509,212 as of December 31, 1993. During the first quarter of 1993, Realty paid the Partnership $379,392 pursuant to its guaranty obligations.

    Beginning in March 1992, the Chicago Developer failed to fund deficits it guaranteed totaling $1,490,788 through March 31, 1994 plus accrued interest on the unpaid balance which was reserved in full. This resulted in a default on its loan. For financial reporting purposes, the Partnership placed this loan on non-accrual status in July 1992. As of December 31, 1992, the Partnership accounted for this loan as if the property were foreclosed upon, wrote down the loan to its estimated fair value, and reclassified the loan to real estate.

    In January 1994, the borrower transferred to the Partnership the ground lease and ownership of the improvements by deed-in-lieu of foreclosure. In addition, the Chicago Developer paid the Partnership $350,000 in exchange for the Partnership's release of the principals of the Chicago Developer from any continuing liability under their deficit guaranty.

    Deptford Crossing, Deptford, New Jersey

    In March 1991, the Partnership made a $7.5 million participating loan secured by partnership interests on Deptford Crossing, a community shopping center. However, the borrower of the project failed to make the required debt service payments to the Partnership since May 1992. As of December 31, 1992, the Partnership accounted for this loan as if the property was foreclosed upon, wrote down the loan to its estimated fair value, and reclassified the loan to real estate.

    In July 1993, the interests in the owner of the Deptford Crossing project were transferred to the Partnership in lieu of foreclosure.

    The Partnership provided a $5.4 million letter of credit, secured by the Partnership's cash reserves, to the first mortgage lender to secure repayment. During the third quarter of 1993, the bank allowed the Partnership to use $400,000 of its cash reserves for tenant improvements

                        DEAN WITTER REALTY YIELD PLUS, L.P.

                    Notes to Consolidated Financial Statements
                                    (Unaudited)


    at the property. At the same time, the bank reduced the letter of credit from $5.4 million to $5 million. The letter of credit will be reduced further to $3 million if the property achieves a debt service coverage ratio of 125% on the first mortgage for twelve consecutive months.

    Hampton Village Centre, Rochester Hills, Michigan

    The Partnership's borrower had obtained a first mortgage loan of $29,000,000, secured by Phase I of the property, from a major insurance company.

    In addition, the Partnership made the following loans to Hampton Village
    Centre: a) a $3,000,000 second mortgage loan, secured by Phase I, II and III of the center, b) an $8,000,000 construction loan secured by a mortgage on Phases II and III of the center, and c) a $2,318,523 construction loan secured by a junior mortgage on Phases II and III of the center. In addition to its right to repayment of these loans, the Partnership was also entitled to a 50% participation in the property's excess cash flow and appreciation over $40,000,000.

    Debt service payments on the first mortgage loan, which had an interest rate of 9.37% and the Partnership's $3,000,000 second mortgage loan, which had a 10.5% interest rate were current. However, the Partnership's $8,000,000 loan, which had a 9.5% interest rate and the Partnership's $2,318,523 construction loan, which had a 13.5% annual interest rate were in default and were placed on non-accrual status in 1992.

    During the first quarter of 1993, the Partnership initiated legal proceedings to foreclose on the property and to extend the lien of its mortgages to cover a portion of a 10-acre parcel of land, owned by Hampton Crossing Associates, adjacent to the property necessary in order to provide adequate parking spaces for the shopping center.

    In September 1993, the Partnership indirectly acquired one-half of the Partnership interests of Hampton Crossing Associates, the owner of Hampton Village Centre, thereby obtaining effective control of the center, and began accounting for the loans as if the property were owned, by reclassifying the loans to real estate and recording the $29,000,000 first mortgage loan. During the first quarter of 1994, the Partnership indirectly acquired all of the partnership interests of Hampton Crossing Associates not previously owned by it.

                        DEAN WITTER REALTY YIELD PLUS, L.P.

                    Notes to Consolidated Financial Statements
                                    (Unaudited)

    Contractors who worked on the property have brought claims of about $2,000,000 against the borrower and have filed liens against the property; the Partnership is contesting these claims and expects to settle them for less than their face amounts.

3.  Investment in Participating Mortgage and Other Secured Loans

    One Congress Street, Boston, Massachusetts

    The property consists of a nine-story parking garage, two office levels above the garage, and ground level retail space. The Partnership has funded approximately $32,876,000 of its $34,350,000 commitment. Base interest is payable currently at 8%.

    The garage is fully leased under an agreement which expires in 2003.
    The retail space is approximately 49% occupied. The office space is 100% leased to a federal agency, the General Services Administration ("GSA") under a lease that is cancellable by the GSA in 1995 and terminates in 1997. In addition, not later than August 1994, the GSA will be entitled to free rent for five months in connection with GSA's financing of tenant improvements for its premises, which might adversely affect the borrower's ability to pay debt service on the Partnership's loan. The borrower has made a claim against GSA of approximately $3.3 million for the costs incurred in connection with the GSA tenant improvements. This amount, if collected, would be sufficient to pay debt service on the Partnership's loan, as well as projected operating costs, during the free rent period. GSA has responded to the borrower's claim by disputing the amount claimed in connection with the tenant improvements. The borrower and GSA are continuing negotiations to resolve this matter.

    Shopping Centers Investment, Michigan, Ohio, Virginia and Tennessee

    In 1990, the Partnership loaned $6,000,000 to the partners of the Michigan Developer, secured by partnership interests in eleven partnerships which owned eleven community shopping centers. The loan was due in August 1991, with interest at 15%. During the second quarter of 1991, through the sale of three of the shopping centers, the Partnership received a payment of $1,588,000, but has since received no further installments of principal or interest. The Partnership is not accruing interest on this loan.

    The borrower was unable to repay the loan when due. As a result of the default, the Partnership instituted legal proceedings to collect on the note and to foreclose on the collateral partnership interests. The

                        DEAN WITTER REALTY YIELD PLUS, L.P.

                    Notes to Consolidated Financial Statements
                                    (Unaudited)

    properties owned by the partnerships in which the Partnership has a collateral interest are all encumbered by mortgages. As of March 31, 1994, two of the properties had been acquired by the respective first mortgage lenders through foreclosure. First mortgage loans have also matured, but have not been repaid, on two other properties, one of which is cross-collateralized with a property which is current on its mortgage. The Partnership established an allowance of $4,664,271 against its loan at December 31, 1992.

    In April 1994, two additional shopping centers were taken by the lender through foreclosure, and the Partnership obtained control of all of the partnerships which own three of the community shopping centers and joint control of the partnership which owns the remaining shopping center.

4.  Related Party Transactions

    An affiliate of Realty provided property management services for four properties for the quarters ended March 31, 1994 and 1993. The Partnership paid the affiliate management fees of $79,200 and $98,183 for the quarters ended March 31, 1994 and 1993, respectively.

    An affiliate of Realty performs administrative functions, processes certain investor transactions and prepares tax information for the Partnership. For the quarters ended March 31, 1994 and 1993, the Partnership incurred approximately $110,000 and $109,000 respectively for these services.

    The Partnership borrowed funds from an affiliate of Realty. Interest expense, which was calculated at the prime rate, amounted to $25,725 and $25,206 for the quarters ended March 31, 1994 and 1993, respectively.
    As of March 31, 1994 and 1993, the amounts due to the affiliate were $1,714,149 and $1,697,233, respectively.

5.  Subsequent Event

    On April 28, 1994, the Partnership paid a cash distribution of $.15 per Unit to Limited Partners. The cash distribution aggregated $1,484,994 with $1,336,495 distributed to Limited Partners and $148,499 distributed to the General Partners.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership raised $178,199,380 through a public offering which terminated in 1987. The Partnership has no plans to raise additional capital.

The Partnership has committed the proceeds raised in the offering to seven investments.

Real estate, in general, has been negatively affected by a major cyclical downturn. The downturn has been caused by a variety of factors including an oversupply of office and retail properties, continued downsizing by many major corporations, and a lack of credit availability for real estate financings and purchases.

These factors have contributed to a general decrease in market rental rates, an increase in vacancy rates and an increase in concessions such as free rent and tenant improvement expenditures for both new and existing tenants. As a result, there has been an overall decline in the liquidity and market values of investments in real estate properties, mortgage loans and land leases.

Real estate markets are generally divided into sub-markets by geographic locations and property type. Not all sub-markets have been affected equally by the above factors.

The Partnership's original investments were mortgage loans or land leases, which provided for a fixed current return and participation on the long-term appreciation and/or revenue from operation of the properties involved in such investments. Due to the weakness in real estate markets, most of the properties did not generate sufficient cash flow to fully service their debt. As a result, through March 31, 1994, the Partnership has acquired, through foreclosure, or through transfers of ownership interests in lieu of foreclosure, all but one of the properties in which it originally invested. The resulting foreclosures have effectively changed the Partnership from a participating lender to an equity owner of real estate. While the benefits to Limited Partners were expected to come from interest and a participation in the increases in cash flow and appreciation of the properties, after foreclosure, the Partnership receives all cash flow from the properties, which is currently less than the interest that was required to have been paid on the debt. In addition, the Partnership will now be required to expend funds for tenant improvements and leasing commissions in connection with the leasing of vacant space as is customary in most real estate markets.

During the first three months of 1994, Partnership cash flow from operations and its share of distributions received from joint ventures exceeded distributions to investors and capital expenditures. The Partnership expects that such cash flows for the remainder of 1994 will be sufficient to fully fund capital expenditures and cash distributions.

The Partnership had funded an approximately $47,000,000 leasehold mortgage loan, land purchase and participating land lease for 401 East Ontario Street, a high rise luxury apartment building. The property was developed and owned by Lakeshore Ontario Associates, a 50/50 joint venture between a Chicago developer ("Chicago Developer") and an entity comprised of former and current Realty employees, several of whom are former or current officers of the Managing General Partner. The Partnership received a completion guaranty and a $6,000,000 operating deficits guaranty from the borrower land/lessee. One half of these guarantees was the obligation of Realty and the other half was the obligation of the principals of the Chicago Developer. Realty funded all of the additional construction costs paid to date (approximately $2,300,000) and has fully funded its obligation under the operating deficits guaranty of $4,509,212 as of December 31, 1993. During the first quarter of 1993, Realty paid the Partnership $379,392 pursuant to its guaranty obligations.

Beginning in March 1992, the Chicago Developer failed to fund the deficits it guaranteed totaling $1,490,788 through March 31, 1994 plus accrued interest on the unpaid balance which was reserved in full. This resulted in a default on its loan. For financial reporting purposes, the Partnership placed this loan on non-accrual status as of July 1, 1992, declared defaults under the mortgage and ground lease and, during the first quarter of 1993, initiated litigation seeking foreclosure, termination of the ground lease and payment under the guarantees. As of December 31, 1992, the Partnership accounted for this loan as if the property were foreclosed upon, wrote down the loan to its estimated fair value, and reclassified the loan to real estate.

In the first quarter of 1994, the borrower transferred to the Partnership the ground lease and ownership of the improvements by deed-in-lieu of foreclosure. In addition, the Chicago Developer paid the partnership $350,000 in exchange for the Partnership's release of the principals of the Chicago Developer from any continuing liability under their deficit guaranty.

In March 1991, the Partnership made a $7.5 million participating loan secured by partnership interests on Deptford Crossing, a community shopping center. However, the borrower of the project failed to make the required debt service payments to the Partnership since May 1992. As of December 31, 1992, the Partnership accounted for this loan as if the property was foreclosed upon, wrote down the loan to its estimated fair value and reclassified the loan to real estate.

In July 1993, the interests in the owner of the Deptford Crossing project were transferred to the Partnership in lieu of foreclosure.

The Partnership provided a $5.4 million letter of credit, secured by the Partnership's cash reserves, to the first mortgage lender to secure repayment. During the third quarter of 1993, the bank allowed the Partnership to use $400,000 of its cash reserves for tenant improvements at the property. At the same time, the bank reduced the letter of credit from $5.4 million to $5 million. The letter of credit will be reduced further to $3 million if the property achieves a debt service coverage ratio of 125% on the first mortgage for twelve consecutive months.

The Partnership committed $34.35 million for the second mortgage financing of One Congress Street. As of March 31, 1994, the Partnership has funded approximately $32.9 million on this second mortgage loan. At the One Congress Street property, the garage is fully leased under an agreement which expires in 2003. The retail space is approximately 49% leased. The office space is 100% leased to a federal agency, the General Services Administration ("GSA") under a lease that is cancellable by the GSA in 1995 and terminates in 1997. In addition, not later than August 1994, the GSA will be entitled to free rent for five months in connection with the GSA's financing of tenant improvements for its premises, which might adversely affect the borrower's ability to pay debt service on the Partnership's loan. The borrower has made a claim of approximately $3.3 million against the GSA for certain costs associated with the GSA tenant improvements. This amount, if collected, would be sufficient to pay debt service on the Partnership's loan, as well as projected operating costs during the free rent period. GSA has responded to the borrower's claim by disputing the amount claimed in connection with the tenant improvements. The borrower and the GSA are continuing to negotiate to resolve this matter.

The Partnership's borrower on the Hampton Village Centre property had obtained a $29 million first mortgage loan secured by Phase I of the property, from a major insurance company.

In addition, the Partnership made the following loans to Hampton Crossing
Associates: a) a $3 million second mortgage loan, secured by Phase I, II and III of the center, b) an $8 million construction loan secured by a mortgage on Phases II and III of the center, and c) a $2,318,823 construction loan secured by a junior mortgage on Phases II and III of the center. In addition to its right to repayment of these loans, the Partnership was entitled to a 50% participation in the property's excess cash flow and appreciation over $40 million.

During the first quarter of 1993, as a result of defaults under its loans, the Partnership initiated legal proceedings to foreclose on the property and to extend the lien of its mortgages to cover a portion of a 10-acre parcel of land owned by Hampton Crossing Associates adjacent to the property and necessary in order to provide adequate parking spaces for the shopping center.

In September 1993, the Partnership indirectly acquired one-half of the Partnership interests of Hampton Crossing Associates, the owner of Hampton Village Centre, thereby obtaining effective control of the center and began accounting for the loans as if the property were owned, by reclassifying the loans to real estate and recording the $29 million first mortgage loan. During the first quarter of 1994, the Partnership indirectly acquired all of the partnership interests of Hampton Crossing Associates not previously owned by it.

Contractors who worked on the property have brought claims of about $2 million against the borrower and have filed liens against the property; the Partnership is contesting these claims and expects to settle them for less than their face amounts.

In 1990, the Partnership loaned $6,000,000 to the partners of the Michigan Developer, secured by partnership interest in eleven partnerships which owned eleven community shopping centers. The loan was due in August 1991, with interest at 15%. During the second quarter of 1991, through the sale of three of the shopping centers, the Partnership received a payment of $1,588,000, but has since received no further installments of principal or interest. The Partnership is not accruing interest on this loan.

The borrower was unable to repay the loan when due. As a result of the default, the Partnership instituted legal proceedings to collect on the note and to foreclose on the collateral partnership interests. The properties owned by the partnerships in which the Partnership has a collateral interest are all encumbered by mortgages. As of March 31, 1994, two of the properties had been acquired by the respective first mortgage lenders through foreclosure. First mortgage loans have also matured, but have not been repaid on two other properties, one of which is cross-collateralized with a property which is current on its mortgage. The Partnership established an allowance of $4,664,271 against its loan at December 31, 1992.

In April 1994, two additional shopping centers were taken by the lender through foreclosure, and the Partnership obtained control of the partnerships which own three of the community shopping centers and joint control of the partnership which owns the remaining shopping center.

In January 1993, the Partnership established a $3 million secured line of credit with a bank, against which it has borrowed $1,062,333 as of March 31, 1994 and 1993. Borrowings bear interest, payable monthly, at the prime rate plus three quarters percent, and are repayable in nineteen consecutive payments beginning March 30, 1994. The prime rate at March 31, 1994 was 6.25%.

On April 28, 1994, the Partnership paid a cash distribution of $.15 per Unit to Limited Partners. Total cash distributed was $1,484,994 with $1,336,495 distributed to Limited Partners and $148,499 to the General Partners.

Operations

Fluctuations in the Partnership's operating results for the three-month period ended March 31, 1994 compared to the comparable period in 1993 are primarily attributable to the following:

The increase in rental income, property operating expenses and depreciation primarily results from recording property operations for Deptford Crossing beginning in July 1993 and Hampton Village Centre beginning in September 1993, due to the reclassification of these investments to real estate from investments in participating mortgage loans.

The decrease in interest income from participating mortgage loans and other secured loans primarily results from reclassifying Hampton Village Center to real estate from investments in participating mortgage loans.

The increase in interest expense represents interest on the Hampton Village Centre and Deptford Crossing first mortgage loans which the Partnership began to record when it obtained ownership of the properties.

The decrease in general and administrative expense primarily results from decreased legal fees incurred in connection with foreclosures and restructurings.

A summary of the office, retail, residential and research and development building markets where the Partnership's properties are located and the performance of each property is as follows:

Greenway Pointe, located in Columbia, Maryland has been affected by an oversupply of research and development buildings in its market area. Current vacancy levels in the Columbia research and development market are approximately 18%. During the first quarter of 1994, occupancy at the property remained at 81%.

401 East Ontario Street is located in an improved residential sub-market in Chicago, Illinois. The market vacancy rate is approximately 5% and there has been no new construction. In addition, rental inducements including free rent are no longer being offered by competing buildings. During the first quarter of 1994, occupancy at the property decreased from 92% to 89%.

The office market in Irvine, California, the location of 2600 Michelson Drive is very weak due to the economic downturn in the aerospace, defense, and construction industries. This results in higher vacancy rates, lower rental rates, longer free rent periods and additional expenditures for tenant improvements when space is leased to new tenants or re-leased to existing tenants. However, during 1993, occupancy at the property increased from 83% to 89%.

Deptford Crossing located in Deptford, New Jersey has been affected by a combination of the recession in real estate, retailer reluctance to expand and overbuilding, which has exerted downward pressure on rents and has made further leasing difficult. Occupancy at the property remained at 83% during the first quarter of 1994. In contrast, Rochester Hills, Michigan, the location of Hampton Village Centre has remained a relatively stable and strong retail market. Occupancy at the property decreased slightly from 97% to 96% during the first quarter of 1994.

The office space at One Congress Street located in Boston, Massachusetts has not been affected by the weakness in the Boston economy. However, the GSA lease is cancellable in 1995 and terminates in 1997. Additionally, the retail space, which is a small portion of the property, has been difficult to lease-up due to reduced demand for retail space. During the first quarter of 1994, the occupancy at the office space and garage space remained at 100%, however, occupancy at the retail space decreased slightly to 49% from 52%.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings - not applicable.

Item 2. Changes in Securities - not applicable.

Item 3. Defaults upon Senior Securities - not applicable.

Item 4. Submission of Matters to a Vote of Security Holders - not applicable.

Item 5. Other Information - not applicable.

Item 6. Exhibits and Reports on Form 8-K.

        a)  Exhibits - not applicable

        b)  Reports on Form 8-K - not applicable

                                    SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             DEAN WITTER REALTY YIELD PLUS, L.P.


                                       By:   Dean Witter Realty Yield Plus Inc.
                                             Managing General Partner



Date:  May 13, 1994                    By:   /s/E. Davisson Hardman, Jr.
                                             E. Davisson Hardman, Jr.
                                             President




Date:  May 13, 1994                    By:   /s/Lawrence Volpe
                                             Lawrence Volpe
                                             Controller
                                             (Principal Financial and Accounting
                                              Officer)