Form 10-Q
period 1994-06-30
DEAN WITTER REALTY YIELD PLUS L P
filed 1994-08-15
CIK 810116

UNITED STATES
                                 SECURITIES AND EXCHANGE COMMISSION
                                       Washington, D.C.  20549

                                              FORM 10-Q

[ X ]                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                 THE SECURITIES EXCHANGE ACT OF 1934
                                 For the period ended June 30, 1994

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

                                         Consolidated Balance Sheets
                                                                           June 30,
                                                                            1994                 December 31,
                                                                         (Unaudited)                 1993

                                                   ASSETS
Real estate, at cost:
   Land                                                                $ 32,808,912            $  28,423,820
   Buildings and improvements                                           145,100,677              122,181,781
                                                                        177,909,589              150,605,601
   Accumulated depreciation                                               9,933,084                7,953,483
                                                                        167,976,505              142,652,118

Investments in participating mortgage
   and other secured loans, net of allowance
   of $12,858,595 at June 30, 1994 and
   $17,523,066 at December 31, 1993                                      19,977,608               19,977,608

Cash and short-term investments, at cost
   which approximates market                                              5,928,078                4,859,851

Cash in escrow                                                            5,000,000                5,000,000

Deferred expenses, net                                                    1,343,965                1,274,326

Other assets                                                              1,203,139                2,083,466

                                                                       $201,429,295             $175,847,369

                                     LIABILITIES AND PARTNERS' CAPITAL


Mortgage notes payable                                                $  70,688,973            $  45,144,566

Accounts payable and other liabilities                                    3,529,401                4,357,759

Due to affiliates                                                         1,741,691                1,971,435

Loan payable to bank                                                        894,596                1,062,333
Minority interest                                                        20,030,429               19,491,926
                                                                         96,885,090               72,028,019
Partners' capital (deficiency):
   General partners                                                      (5,413,517)              (5,486,003)
   Limited partners ($20 per Unit,
      8,909,969 Units issued)                                           109,957,722              109,305,353

             Total partners' capital                                    104,544,205              103,819,350

                                                                       $201,429,295             $175,847,369
See accompanying notes to consolidated financial statements.
/TABLE

                                               DEAN WITTER REALTY YIELD PLUS, L.P.

                                                CONSOLIDATED STATEMENTS OF INCOME

                                        Three and six months ended June 30, 1994 and 1993

                                                           (Unaudited)
                                                            Three months ended                  Six months ended
                                                                 June 30,                            June 30,
                                                           1994          1993                   1994            1993
Revenues:
    Rental                                               $6,219,415         $3,622,885         $11,860,323         $7,076,369
   Interest on participating
      mortgage loan                                         652,451            806,855           1,290,660          1,591,092
    Interest on short-term investments                       76,162             60,027             144,881             93,377
    Other                                                   241,948             99,392             620,900            478,784
                                                          7,189,976          4,589,159          13,916,764          9,239,622

Expenses:
    Property operating                                    2,336,911          1,667,205           4,720,442          3,140,984
    Interest                                              1,455,492             42,816           2,373,357             79,488
    Depreciation                                          1,056,246            795,291           1,979,601          1,587,999
    Amortization                                             63,880             82,369             131,112            128,889
    General and administrative                              322,470            325,693             604,143            751,785
                                                          5,234,999          2,913,374           9,808,655          5,689,145

Income before minority interests                          1,954,977          1,675,785           4,108,109          3,550,477

Minority interests                                          161,103            303,988             413,266            627,977

Net income                                              $ 1,793,874         $1,371,797          $3,694,843         $2,922,500

Net income per Unit of limited
    partnership interest                                       $.18               $.14                $.37               $.30

See accompanying notes to consolidated financial statements.

                                     DEAN WITTER REALTY YIELD PLUS, L.P.

                           Consolidated Statement of Changes in Partners' Capital

                                       Six months ended June 30, 1994

                                                 (Unaudited)

                                                   Limited                 General
                                                   Partners                Partners                Total

Partners' capital (deficiency)
    at January 1, 1994                          $109,305,353             $ (5,486,003)         $103,819,350

Net income                                         3,325,359                  369,484             3,694,843

Cash distributions                                (2,672,990)                (296,998)           (2,969,988)

Partners' capital (deficiency)
    at June 30, 1994                            $109,957,722              $(5,413,517)         $104,544,205

See accompanying notes to consolidated financial statements.

                                     DEAN WITTER REALTY YIELD PLUS, L.P.

                                    Consolidated Statements of Cash Flows

                                   Six months ended June 30, 1994 and 1993
                                                 (Unaudited)
                                                                       1994                         1993
Cash flows from operating activities:
   Net income                                                     $   3,694,843                $  2,922,500
   Adjustments to reconcile net income to
     net cash provided by operating activities:
   Depreciation and amortization                                      2,110,713                   1,716,888
   Minority interest in earnings of
     consolidated partnership                                           413,266                     627,977
   Deferred expenses                                                   (200,751)                   (177,891)
   Decrease (increase) in other assets                                  975,868                    (324,452)
   (Decrease) increase in accounts payable
     and other liabilities                                           (1,311,188)                    226,102
   (Decrease) increase in due to affiliates                            (229,744)                    171,110

Net cash provided by operating activities                             5,453,007                   5,162,234

Cash flows from investing activities:
   Contributions by minority interest
     to consolidated partnership                                        730,965                        -
   Minority interest in distributions from
     consolidated partnership                                          (605,728)                   (703,948)
   Investments in participating mortgage loans                             -                       (700,909)
   Additions to real estate                                          (1,572,042)                    (98,773)
Net cash used in investing activities                                (1,446,805)                 (1,503,630)

Cash flows from financing activities:
   (Repayments) proceeds from bank loan                                (167,737)                  1,062,333
   Cash distributions                                                (2,969,988)                 (2,969,988)
   Repayments of mortgage notes                                         (53,910)                       -
   Cash received from acquisition of partnerships                       253,660                        -

Net cash used in financing activities                                (2,937,975)                 (1,907,655)

Increase in cash and short-term investments                           1,068,227                   1,750,949

Cash and short-term investments at
   beginning of period                                                4,859,851                     626,920

Cash and short-term investments at
   end of period                                                   $  5,928,078                 $ 2,377,869

Supplemental disclosure of cash flow information:
Cash paid for interest                                             $  1,669,699                 $    28,410

See accompanying notes to consolidated financial statements.
/TABLE

                                     DEAN WITTER REALTY YIELD PLUS, L.P.

                                    Consolidated Statements of Cash Flows

                                   Six months ended June 30, 1994 and 1993
                                             (Unaudited) Cont'd



                                                                       1994                         1993
Supplemental disclosure of non-cash investing activities:

Assets acquired and liabilities assumed on receipt of partnership interests in lieu of foreclosure of secured loan:

   Real estate                                                     $(25,731,946)                $      -

   Other assets                                                    $    (95,541)                $      -

   Mortgage notes                                                  $ 25,598,317                 $      -

   Accounts payable and accrued liabilities                        $    482,830                 $     -

See accompanying notes to consolidated financial statements.
/TABLE

                                DEAN WITTER REALTY YIELD PLUS, L.P

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

         The financial statements include the accounts of the Partnership, DW Columbia Gateway Associates, DW Michelson Associates, DW Lakeshore Associates (formerly Lakeshore Ontario Associates), Deptford Crossing Associates (effective July 16, 1993), Hampton Crossing Associates (effective September 7, 1993), and DW Community Centers Limited Partnership and DW Maplewood Inc. (effective April 4, 1994) on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.

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

         In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim periods.

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

         Beginning in March 1992, the Chicago Developer failed to fund deficits it guaranteed, plus accrued interest on the unpaid balance which was reserved in full. This resulted in a default on its loan. For financial reporting purposes, the Partnership placed this loan on non-accrual status in July 1992. As of December 31, 1992, the Partnership accounted for this loan as if the property were foreclosed upon, wrote down the loan to its estimated fair value, and reclassified the loan to real estate.

         In January 1994, the borrower transferred to the Partnership the ground lease and ownership of the improvements by deed-in-lieu of foreclosure In addition, the Chicago Developer paid the Partnership $350,000 in exchange for the Partnership's release of the principals of the Chicago Developer from any continuing liability under their deficit guaranty.

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

                                     DEAN WITTER REALTY YIELD PLUS, L.P.

                                 Notes to Consolidated Financial Statements
                                                 (Unaudited)


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

         In addition, the Partnership made the following loans to Hampton Village Centre: a) a $3,000,000 second mortgage loan, secured by Phases I, II and III of the center, b) an $8,000,000 construction loan secured by a mortgage on Phases II and III of the center, and c) a $2,318,523 construction loan secured by a junior mortgage on Phases II and III of the center. In addition to its right to repayment of these loans, the Partnership was also entitled to a 50% participation in the property's excess cash flow and appreciation over $40,000,000.

         Debt service payments on the first mortgage loan and the Partnership's $3,000,000 second mortgage loan were current. However, the Partnership's other two loans were in default and were placed on non-accrual status in 1992.

         During the first quarter of 1993, the Partnership accelerated all of its loans and instituted foreclosure proceedings. In September 1993, the Partnership indirectly acquired one-half of the partnership interests of Hampton Crossing Associates, the owner of Hampton Village Centre, thereby obtaining effective control of the center, and began accounting for the loans as if the property were owned, by reclassifying the loans to real estate and recording the $29,000,000 first mortgage loan. During the first quarter of 1994, the Partnership indirectly acquired all of the partnership interests of Hampton Crossing Associates not previously owned by it.

         Contractors who worked on the property have brought claims of about $2,000,000 against the borrower and have filed liens against the property; the Partnership is contesting these claims and expects to settle them for less than their face amounts.

                                     DEAN WITTER REALTY YIELD PLUS, L.P.
                                 Notes to Consolidated Financial Statements
                                                (Unaudited)

         Shopping Centers Investments, Michigan, Ohio, and Tennessee

         In 1990, the Partnership loaned $6,000,000 to the partners of the developer of eleven community shopping centers and the Hampton Crossing and Deptford Crossing properties. The loan was secured by interests in eleven partnerships which owned the eleven community shopping centers, and was due in August 1991. During the second quarter of 1991, through the sale of three of the shopping centers, the Partnership received a payment of $1,588,000, but received no further payments. The Partnership stopped accruing interest on the loan in August 1991, and established an allowance of $4,664,471 against it at December 31, 1992.

         In the first quarter of 1993, the Partnership instituted legal proceedings to collect on the note and to foreclose on the remaining collateral partnership interests. The properties owned by the partnerships in which the Partnership had a collateral interest were all encumbered by mortgages; during the first six months of 1994, the mortgagees foreclosed on four of the properties.

         In April 1994, the Partnership obtained sole control of the partnerships which own three of the remaining community shopping centers (aggregating 321,000 square feet) and joint control of the partnership which owns the fourth (84,000 square feet). At that date, the Partnership consolidated the partnerships and recorded their assets and liabilities at estimated fair values.

         The mortgage notes payable on the acquired shopping centers were as follows at June 30, 1994:

         Mortgage note secured by Midway Crossing                   $8,316,267
         Shopping Center:  interest at 9.5%; matures
         October 1, 1997; principal and interest of $74,114 payable monthly through maturity.

         Mortgage note secured by an outparcel at the                  438,431
         Midway Crossing Shopping Center: interest at 10.5%; matures October 1, 1997; principal and interest of $4,160 payable monthly through maturity.

         Mortgage notes secured by Genesee Crossing Shopping         8,590,000
         Center:  interest-only payable monthly at 9.375%; mature
         May 15, 1997.

         Mortgage note secured by Farmington Crossroads               4,103,619
         Shopping Center:  interest at 7.875%; matures September
         1, 1999; principal and interest of $32,338 is payable monthly through maturity.

         Mortgage note secured by Hickory Ridge                       4,150,000
         Crossing Shopping Center: interest accrues at 12.375% per annum and interest-only is payable monthly at 10 1/2% per annum through maturity; matured June 30, 1994.

                                                                  $25,598,317

                                     DEAN WITTER REALTY YIELD PLUS, L.P.

                                 Notes to Consolidated Financial Statements
                                                 (Unaudited)


     The mortgage loan on the Hickory Ridge Crossing shopping center, which matured on June 30, 1994, was not repaid and is therefore in default. The Partnership expects that the property will be lost through foreclosure during the third quarter of 1994. The loss of this property is not expected to result in a material negative impact to the Partnership. The other three shopping centers are expected to generate positive cash flow from operations.

3.   Investment in Participating Mortgage Loan

     One Congress Street, Boston, Massachusetts

     The property consists of a nine-story parking garage, two office levels above the garage, and ground level retail space. The Partnership has funded approximately $32,876,000 of its $34,350,000 commitment. Base interest is payable currently at 8%.

     The garage is fully leased under an agreement which expires in 2003. The retail space is approximately 61% occupied. The office space is 100% leased to a federal agency, the General Services Administration ("GSA") under a lease that is cancellable by the GSA in 1995 and terminates in 1997. Not later than August 1994, the GSA will be entitled to free rent for five months in connection with GSA's financing of tenant improvements for its premises, which might adversely affect the borrower's ability to pay debt service on the Partnership's loan. The borrower has made a claim against GSA of approximately $3.3 million for the costs incurred in connection with the GSA tenant improvements. This amount, if collected, would be sufficient to pay debt service on the Partnership's loan, as well as projected operating costs, during the free rent period. GSA has responded to the borrower's claim by disputing the amount claimed in connection with the tenant improvements. The borrower and GSA are continuing negotiations to resolve this matter.

4.   Related Party Transactions

     An affiliate of Realty provided property management services for four properties for the six months ended June 30, 1994 and 1993 (five properties for the three months ended June 30, 1994). The Partnership paid the affiliate management fees of $163,795 and $71,566 for the six months ended June 30, 1994 and 1993, respectively.

     An affiliate of Realty performs administrative functions, processes certain investor transactions and prepares tax information for the Partnership. For the six months ended June 30, 1994 and 1993, the Partnership incurred approximately $219,000 each period for these services.

                                     DEAN WITTER REALTY YIELD PLUS, L.P.

                                 Notes to Consolidated Financial Statements
                                                 (Unaudited)


         The Partnership borrowed funds from an affiliate of Realty. Interest expense, which was calculated at the prime rate, amounted to $56,016 and $51,078 for the six months ended June 30, 1994 and 1993, respectively. As of June 30, 1994 and 1993, the amounts due to the affiliate were $1,714,519 and $1,123,105, respectively.

5.       Subsequent Event

         On July 28, 1994, the Partnership paid a cash distribution of $.15 per Unit to Limited Partners. The cash distribution aggregated $1,484,994 with $1,336,495 distributed to Limited Partners and $148,499 distributed to the General Partners.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership raised $178,199,380 through a public offering which terminated in 1987. The Partnership has no plans to raise additional capital.

The Partnership has committed the proceeds raised in the offering to seven investments.

Most real estate markets are stabilizing or gradually improving. No dramatic turnarounds are forecast for the second half of 1994. Continued absence of significant construction activity is the primary reason for market improvement. Retail markets have been favorably affected by consumption growth. Office properties are still not in demand but the suburban office market appears to be strengthening as prices are well below replacement costs.

Real estate markets are generally divided into sub-markets by geographic locations and property type. Not all sub-markets have been affected equally by the above factors.

The Partnership's original investments were mortgage loans or land leases, which provided for a fixed current return and participation in the long-term appreciation and/or revenue from operation of the properties involved in such investments. Due to the weakness in real estate markets, most of the properties did not generate sufficient cash flow to fully service their debt. As a result, through June 30, 1994, the Partnership acquired, through foreclosure, or through transfers of ownership interests in lieu of foreclosure, all but one of the properties in which it originally invested. The resulting foreclosures have effectively changed the Partnership from a participating lender to an equity owner of real estate. While the benefits to Limited Partners were expected to come from interest and a participation in the increases in cash flow and appreciation of the properties, after foreclosure, the Partnership receives all cash flow from the properties, which is currently less than the interest that was required to have been paid on the debt. In addition, the Partnership will now be required to expend funds for tenant improvements and leasing commissions in connection with the leasing of vacant space as is customary in most real estate markets.

During the first six months of 1994, Partnership cash flow from operations exceeded distributions to investors and capital expenditures. The Partnership expects that such cash flows for the remainder of 1994 will be sufficient to fully fund capital expenditures and cash distributions.

During the first two quarters of 1994, the Partnership incurred approximately $1.5 million for tenant improvements, leasing commissions and building improvements at 2600 Michelson Drive. The minority interest contributed approximately $730,000 for its share of these improvements.

In January 1993, the Partnership established a $3 million secured line of credit with a bank, against which it has borrowed $894,596 and $1,062,333 as at June 30, 1994 and 1993, respectively. Borrowings bear interest, payable monthly, at the prime rate plus three quarters percent, and are repayable in nineteen consecutive payments beginning March 30, 1994. The prime rate at June 30, 1994 was 7.25%.

On July 28, 1994, the Partnership paid a cash distribution of $.15 per Unit to Limited Partners. Total cash distributed was $1,484,994 with $1,336,495 distributed to Limited Partners and $148,499 to the General Partners.

Operations

Fluctuations in the Partnership's operating results for the three and six-month periods ended June 30, 1994 compared to the comparable periods in 1993 are primarily attributable to the following:

The increases in rental income, property operating expenses and depreciation primarily result from recording property operations for Deptford Crossing beginning in July 1993, Hampton Village Centre beginning in September 1993 and the community shopping centers beginning in April 1994, due to the reclassification of these investments to real estate from investments in participating mortgage loans and other secured loans.

The decreases in interest income from participating mortgage loans and other secured loans primarily result from reclassifying Hampton Village Center to real estate from investments in participating mortgage loans.

The increase in other income primarily represents cash received in the second quarter of 1994 from the partnerships which owned four community shopping centers that were foreclosed upon by their respective first mortgage lenders.


The increases in interest expense represent interest on the Hampton Village Centre, Deptford Crossing and community shopping centers first mortgage loans which the Partnership began to record when it obtained ownership of these properties.

The decreases in general and administrative expense primarily result from decreased legal fees incurred in connection with foreclosures and restructurings.
The decreases in minority interest result from lower rental income as a result of lower rents in 1994 as compared to 1993 at 2600 Michelson Drive.

A summary of the office, retail, residential and research and development building markets where the Partnership's properties are located and the performance of each property is as follows:

Greenway Pointe, located in Columbia, Maryland has been affected by an oversupply of research and development buildings in its market area. Current vacancy levelsin the Columbia research and development market are approximately 18%. During the second quarter of 1994, occupancy at the property remained at approximately 82%.

401 East Ontario Street is located in an improved residential sub-market in Chicago, Illinois due to no new construction since 1991 and recent condo conversions of competing area properties. The market vacancy rate is approximately 5%. During the second quarter of 1994, occupancy at the property increased to 92% from 89%.

The office market in Irvine, California, the location of 2600 Michelson Drive is very weak due to the economic downturn in the aerospace, defense, and construction industries. This results in higher vacancy rates and lower rental rates when space is leased to new tenants or re-leased to existing tenants. During the second quarter of 1994, occupancy at the property decreased to 84% from 89%.

Deptford Crossing located in Deptford, New Jersey has been affected by a combination of the recession in real estate and retailer reluctance to expand, which has exerted downward pressure on rents and has made further leasing difficult. Occupancy at the property remained at 83% during the second quarter of 1994. In contrast, Rochester Hills, Michigan, the location of Hampton Village Centre, has remained a relatively stable and strong retail market. Occupancy at the property decreased slightly from 96% to 94% during the second quarter of 1994.

The office space at One Congress Street located in Boston, Massachusetts has not been affected by the weakness in the Boston economy. However, the GSA lease is cancellable in 1995 and terminates in 1997. Additionally, the retail space, which is a small portion of the property, has been difficult to lease-up due to reduced demand for retail space. During the second quarter of 1994, the occupancy at the office space and garage space remained at 100%. However, occupancy at the retail space increased to 61% from 49%.

Flint, Michigan, the location of the Genesee Crossing Shopping Center (acquired in the second quarter of 1994), is an active retail market with a relatively low vacancy rate. As of June 30, 1994, the property was 99% leased.

Memphis, Tennessee, the location of the Hickory Ridge Crossing shopping center (acquired in the second quarter of 1994) is a stable retail market with little new construction. As of June 30, 1994, occupancy at the property was 93%.

Elyria, Ohio, the location of the Midway Crossing shopping center (acquired in the second quarter of 1994) is a relatively stable retail market, with little vacancy in the vicinity. The property is located across the street from a successful regional mall. As of June 30, 1994, the property was 100% leased.

Farmington Crossroads shopping center (acquired in the second quarter of 1994) is located in the affluent suburban community of Farmington, Michigan. Farmington's retail market has a relatively low vacancy rate. As of June 30, 1994, occupancy at the property was 93%.

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

Item 3.   Defaults upon Senior Securities - not applicable.

Item 4. Submission of Matters to a Vote of Security Holders - not applicable.

Item 5.   Other Information - not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

             a)   Exhibits - not applicable

             b) Reports on Form 8-K - Report dated May 10, 1994 of the valuation per Unit of Limited Partnership Interest at December 31, 1993.


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


                                        DEAN WITTER REALTY YIELD PLUS, L.P.


                                        By:  Dean Witter Realty Yield Plus Inc.
                                             Managing General Partner



Date:  August 15, 1994                  By:    /s/E. Davisson Hardman, Jr.
                                               E. Davisson Hardman, Jr.
                                               President



Date:  August 15, 1994                   By:    /s/Lawrence Volpe
                                                Lawrence Volpe
                                                Controller
                                                (Principal Financial and
                                                Accounting Officer)