Form 10-Q
period 1994-09-30
DEAN WITTER REALTY YIELD PLUS L P
filed 1994-11-14
CIK 810116

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                      For the period ended September 30, 1994

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
                              Consolidated Balance Sheets
                                                      September 30,
                                                          1994           December 31,
                                                       (Unaudited)           1993
                      ASSETS
Real estate, at cost:
  Land                                               $ 31,771,412      $  28,423,820
  Buildings and improvements                          142,308,662        122,181,781
                                                      174,080,074        150,605,601
  Accumulated depreciation                             11,024,985          7,953,483
                                                      163,055,089        142,652,118

Investments in participating mortgage
  and other secured loans, net of allowance
  of $12,858,595 at September 30, 1994 and
  $17,523,066 at December 31, 1993                     19,977,608         19,977,608

Cash and short-term investments, at cost
  which approximates market                             6,904,384          4,859,851

Cash in escrow                                          5,000,000          5,000,000

Deferred expenses, net                                  1,473,604          1,274,326

Other assets                                            1,348,229          2,083,466

                                                     $197,758,914       $175,847,369

                          LIABILITIES AND PARTNERS' CAPITAL

Mortgage notes payable                              $  57,771,617      $  45,144,566

Accounts payable and other liabilities                  3,509,746          4,357,759

Due to affiliates                                       1,749,313          1,971,435

Loans payable to bank                                   9,338,174          1,062,333

Minority interests                                     19,821,340         19,491,926
                                                       92,190,190         72,028,019
Partners' capital (deficiency):
  General partners                                     (5,311,064)        (5,486,003)
  Limited partners ($20 per Unit,
    8,909,969 Units issued)                           110,879,788        109,305,353

          Total partners' capital                     105,568,724        103,819,350

                                                     $197,758,914       $175,847,369
See accompanying notes to consolidated financial statements.

[FN]

                                  DEAN WITTER REALTY YIELD PLUS, L.P.

                                   CONSOLIDATED STATEMENTS OF INCOME

                        Three and nine months ended September 30, 1994 and 1993

                                              (Unaudited)
                                                Three months ended           Nine months ended
                                                   September 30,                September 30,
                                               1994          1993           1994            1993
Revenues:
  Rental                                  $6,850,095     $4,718,016     $18,710,418     $11,794,385
   Interest on participating
    mortgage loan                            652,331        803,061       1,942,991       2,394,153
  Interest on short-term investments         107,717         50,939         252,598         144,316
  Other                                      190,248        505,364         811,148         984,148
                                           7,800,391      6,077,380      21,717,155      15,317,002
Expenses:
  Property operating                       2,678,905      2,142,434       7,399,347       5,283,418
  Interest                                 1,485,713        391,034       3,859,070         470,522
  Depreciation                             1,091,901        931,062       3,071,502       2,519,061
  Amortization                               190,722         66,295         321,834         195,184
  General and administrative                 283,929        359,492         888,072       1,111,277
                                           5,731,170      3,890,317      15,539,825       9,579,462

Income before minority interests           2,069,221      2,187,063       6,177,330       5,737,540

Minority interests                           186,083        347,305         599,349         975,282

Income before gain on refinancing
  of debt                                  1,883,138      1,839,758       5,577,981       4,762,258

Gain on refinancing of debt                  626,375              -         626,375               -

Net income                               $ 2,509,513     $1,839,758      $6,204,356      $4,762,258

Net income per unit of limited
  partnership interest                          $.25           $.19            $.62            $.48

See accompanying notes to consolidated financial statements.

[FN]

                          DEAN WITTER REALTY YIELD PLUS, L.P.

                Consolidated Statement of Changes in Partners' Capital

                         Nine months ended September 30, 1994

                                      (Unaudited)

                                      Limited            General
                                      Partners           Partners           Total

Partners' capital (deficiency)
   at January 1, 1994              $109,305,353        $ (5,486,003)    $103,819,350

Net income                            5,583,920             620,436        6,204,356

Cash distributions                   (4,009,485)           (445,497)      (4,454,982)

Partners' capital (deficiency)
   at September 30, 1994           $110,879,788         $(5,311,064)    $105,568,724










See accompanying notes to consolidated financial statements.

[FN]

                          DEAN WITTER REALTY YIELD PLUS, L.P.

                         Consolidated Statements of Cash Flows

                     Nine months ended September 30, 1994 and 1993
                                      (Unaudited)
                                                      1994                   1993
Cash flows from operating activities:
  Net income                                     $   6,204,356          $  4,762,258
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Depreciation and amortization                      3,393,336             2,714,245
  Minority interests in earnings of
    consolidated partnerships                          599,349               975,282
  Deferred expenses                                   (521,112)             (227,437)
  Decrease (increase) in other assets                  830,778              (769,712)
  (Decrease) increase in accounts payable
    and other liabilities                           (1,330,843)              583,292
  (Decrease) increase in due to affiliates            (222,122)              293,640

Net cash provided by operating activities            8,953,742             8,331,568

Cash flows from investing activities:
  Contributions by minority interest
    to consolidated partnerships                       821,131                  -
  Minority interest in distributions from
    consolidated partnerships                       (1,091,066)           (1,322,594)
  Investments in participating mortgage loans             -                 (807,353)
  Cash in escrow                                          -                  400,000
  Additions to real estate                          (1,892,527)             (963,669)
Net cash used in investing activities               (2,162,462)           (2,693,616)

Cash flows from financing activities:
  Proceeds from bank loans                           8,555,404             1,062,333
  Repayments of bank loans                            (279,563)                    -
  Cash distributions                                (4,454,982)           (4,454,982)
  Repayments of mortgage notes                      (8,821,266)                 -
  Cash received from acquisition of partnerships       253,660                  -

Net cash used in financing activities               (4,746,747)           (3,392,649)

Increase in cash and short-term investments          2,044,533             2,245,303

Cash and short-term investments at
  beginning of period                                4,859,851               626,920

Cash and short-term investments at
  end of period                                   $  6,904,384           $ 2,872,223

Supplemental disclosure of cash flow information:
Cash paid for interest                            $  3,652,009           $    -

             See accompanying notes to consolidated financial statements.

[FN]

                          DEAN WITTER REALTY YIELD PLUS, L.P.

                         Consolidated Statements of Cash Flows

                     Nine months ended September 30, 1994 and 1993
                                  (Unaudited) Cont'd



                                                      1994                   1993
Supplemental disclosure of non-cash investing activities:

Assets acquired and liabilities assumed on receipt of partnership interests in lieu of foreclosure of secured loan:

  Real estate                                     $(25,731,946)         $(59,451,213)

  Investment in participating mortgage
    loans transferred to real estate              $      -              $ 13,387,383

  Other assets                                    $    (95,541)         $      -

  Mortgage notes                                  $ 25,598,317          $ 45,198,476

  Accounts payable and accrued liabilities        $    482,830          $    865,354

Foreclosure of real estate:
  Real estate                                     $  4,150,000          $     -
  Mortgage note                                   $( 4,150,000)         $     -











See accompanying notes to consolidated financial statements.

[FN]

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

      Real estate acquired in settlement of loans is recorded at the lower of the book value of the investment or estimated fair value at the date of foreclosure or in-substance foreclosure. The Partnership periodically evaluates the recoverability of the net carrying value of its real estate and investments in participating mortgage and other secured loans. The evaluation is based on a review of expected future cash flows, determination of the Partnership's expected holding period of these assets, the financial condition of guarantors, if any, and other factors.

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

2.    Investments in Real Estate

      Hampton Village Centre, Rochester Hills, Michigan

      The Partnership's borrower had obtained a first mortgage loan of $29 million, secured by Phase I of the property, from a major insurance company, and three additional loans totalling $13.3 million from the Partnership. Two of the loans from the Partnership were in default and were placed on non-accrual status in 1992.

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

      One of these centers was encumbered by a $4,150,000 mortgage note which matured on June 30, 1994 but was not repaid when due. In September 1994, the mortgagee foreclosed on the property. The loss of the property did not have a material impact on the financial statements.

3.    Investment in Participating Mortgage Loan

      One Congress Street, Boston, Massachusetts

      The property consists of a nine-story parking garage, two office levels above the garage, and ground level retail space. The Partnership has funded approximately $32,876,000 of its $34,350,000 commitment. Base interest is payable currently at 8%.

      The office space is 100% leased to a federal agency, the General Services Administration ("GSA") under a lease that is cancellable by the GSA in 1995 and terminates in 1997. Pursuant to the lease, the GSA is entitled to a five-month free rent period, which began in August 1994, in connection with GSA's financing of tenant improvements for its premises. The borrower has made a claim against GSA of approximately $3.3 million for the costs incurred in connection with the GSA tenant improvements; GSA has responded by disputing the amount claimed. The borrower and GSA are continuing negotiations to resolve this matter.

      Unadvanced loan proceeds, in addition to cash reserves at the property, are projected to be sufficient to fund debt service payments on the first and second mortgages through the GSA free rent period. In October 1994, the Partnership advanced approximately $904,000 to the borrower to cover operating deficits and debt service.

4.    Loans Payable

      In August 1994, the Partnership increased its existing $3 million bank line of credit to $5 million and borrowed the available amount of approximately $4.1 million. Contemporaneously, the Partnership established an additional $6 million line of credit with the bank and borrowed approximately $4.5 million.

      These borrowings were used to repay mortgage loans secured by the Midway Crossing Shopping Center aggregating approximately $8.8 million and delinquent real estate taxes and closing costs totaling approximately $312,000. The remaining borrowings were used to increase Partnership cash reserves. In connection with this refinancing, the mortgagee forgave approximately $626,000 of its loans.

      Borrowings on the $5 million line of credit are secured by a first mortgage on Greewway Pointe and an assignment of distributions from 2600 Michelson Drive. Borrowings on the $6 million line of credit are secured by a first mortgage on the Midway Crossing Shopping Center. Repayment of both loans is guaranteed by the Partnership. Both loans bear interest, payable monthly, at the prime rate plus one quarter percent, and are repayable in thirty-one consecutive payments beginning March 1, 1996. The prime rate at September 30, 1994 was 7.75%.

5.    Related Party Transactions

      An affiliate of Realty provided property management services for four properties for the nine months ended September 30, 1994 and 1993. The Partnership paid the affiliate management fees of $246,406 and $125,806 for the nine months ended September 30, 1994 and 1993, respectively.



      Realty performs administrative functions, processes certain investor transactions and prepares tax information for the Partnership. For the nine months ended September 30, 1994 and 1993, the Partnership incurred approximately $328,000 each period for these services.

      The Partnership borrowed funds from an affiliate of Realty. Interest expense, which was calculated at the prime rate, amounted to $88,870 and $77,407 for the nine months ended September 30, 1994 and 1993, respectively. As of September 30, 1994 and 1993, the amounts due to the affiliate were $1,714,915 and $1,723,115, respectively.

6.    Subsequent Event

      On October 28, 1994, the Partnership paid a cash distribution of $.15 per Unit to Limited Partners. The cash distribution aggregated $1,484,994 with $1,336,495 distributed to Limited Partners and $148,499 distributed to the General Partners.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership raised $178,199,380 through a public offering which terminated in 1987. The Partnership has no plans to raise additional capital.

The Partnership had originally committed the proceeds raised in the offering to seven investments in loans or land leases, which provided for a fixed current return and participation in the long-term appreciation and/or revenue from operation of the properties involved in such investments. Due to the weakness in real estate markets, most of the properties did not generate sufficient cash flow to fully service their debt. As a result, through September 30, 1994, the Partnership acquired, through foreclosure, or through transfers of ownership interests in lieu of foreclosure, all but one of the properties in which it originally invested. The resulting foreclosures have effectively changed the Partnership from a participating lender to an equity owner of real estate. As a result, the Partnership receives all cash flow from the properties it owns, and will be required to expend funds for tenant improvements and leasing commissions in connection with the leasing of vacant space as is customary in most real estate markets.

Many real estate markets are stabilizing or improving primarily due to the continued absence of significant construction activity. The recovery of the office market, however, will be slow because tenant demand is weak as a result of continued downsizing by many major corporations. Increased consumer spending has helped the retail property market, although increased interest rates have slowed spending. Rents for residential properties have been increasing in most regions while demand for apartment units continues to grow.

Real estate markets are generally divided into sub-markets by geographic locations and property type. Not all sub-markets have been affected equally by the above factors.

During the first nine months of 1994, Partnership cash flow from operations exceeded distributions to investors and capital expenditures. The Partnership expects that such cash flows for the remainder of 1994 will be sufficient to fully fund capital expenditures and cash distributions.

During the first three quarters of 1994, the Partnership incurred approximately $1,649,000 for tenant improvements, leasing commissions and building improvements at 2600 Michelson Drive. The minority interest contributed approximately $821,000 for its share of these improvements.

In August 1994, the Partnership refinanced the mortgage notes payable on the Midway Crossing Shopping Center. See Note 4 to the consolidated financial statements. The Partnership is attempting to sell one of the other community shopping centers.


At One Congress Street, the General Services Administration ("GSA"), as provided in its lease, has begun its five month free rent period which commenced August 1994. Unadvanced loan proceeds in addition to cash reserves at the property, are projected to be sufficient to fund debt service payments on the first and second mortgages through the GSA free rent period.

On October 28, 1994, the Partnership paid a cash distribution of $.15 per Unit to Limited Partners. Total cash distributed was $1,484,994 with $1,336,495 distributed to Limited Partners and $148,499 to the General Partners.

Operations

Fluctuations in the Partnership's operating results for the three and nine-month periods ended September 30, 1994 compared to 1993 are primarily attributable to the following:

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

The increases in interest on short-term investments is attributable to higher cash balances and interest rates in 1994.

The decreases in other income primarily represent operating deficity guaranty payments received at 401 East Ontario Street during the first three quarters of 1993 and the repayment of fees relating to One Congress Street during the third quarter of 1993, partially offset by cash received in the second quarter of 1994 from the partnerships which owned four community shopping centers that were foreclosed upon by their respective first mortgage lenders.

The increases in interest expense represent interest on the Hampton Village Centre, Deptford Crossing and community shopping centers first mortgage loans which the Partnership began to record when it obtained ownership of these properties.

The decreases in general and administrative expense primarily result from decreased legal fees incurred in connection with foreclosures and restructur-ings.

The decreases in minority interests primarily results from lower rental income as a result of lower rents in 1994 as compared to 1993 at 2600 Michelson Drive.



A summary of the office, retail, residential and research and development building markets where the Partnership's properties are located and the performance of each property is as follows:

Greenway Pointe, located in Columbia, Maryland has been affected by an over-supply of research and development buildings in its market area. Current vacancy levels in the Columbia research and development market are approximately 20%. However, during the third quarter of 1994, occupancy at the property increased from 82% to 95%.

401 East Ontario Street is located in an improved residential sub-market in Chicago, Illinois due to no new construction since 1991 and recent condo conversions of competing area properties. The market vacancy rate is approximately 5%. During the third quarter of 1994, occupancy at the property increased to 94% from 92%.

The office market in Irvine, California, the location of 2600 Michelson Drive is weak due to the economic downturn in the aerospace, defense, and construction industries. This results in higher vacancy rates and lower rental rates when space is leased to new tenants or re-leased to existing tenants. During the third quarter of 1994, occupancy at the property decreased to 72% from 84%.

Deptford Crossing located in Deptford, New Jersey has been affected by a combination of the recession in real estate and retailer reluctance to expand, which has exerted downward pressure on rents and has made further leasing difficult. Occupancy at the property increased slightly from 83% to 84% during the third quarter of 1994. In contrast, Rochester Hills, Michigan, the location of Hampton Village Centre, has remained a relatively stable and strong retail market. Occupancy at the property remained at 94% during the third quarter of 1994.

The office space at One Congress Street located in Boston, Massachusetts has not been affected by the weakness in the Boston economy. The GSA lease is cancellable in 1995 and terminates in 1997. Additionally, the retail space, which is a small portion of the property, has been difficult to lease-up due to reduced demand for retail space. During the third quarter of 1994, the occupancy at the office space and garage space remained at 100%, and occupancy at the retail space remained at 61%.

Flint, Michigan, the location of the Genesee Crossing Shopping Center (acquired in the second quarter of 1994), is an active retail market with a relatively low vacancy rate. During the third quarter of 1994, occupancy at the property remained at 99%.
Elyria, Ohio, the location of the Midway Crossing shopping center (acquired in the second quarter of 1994) is a relatively stable retail market, with little vacancy in the vicinity. The property is located across the street from a successful regional mall. As of September 30, 1994, the property was 100% leased.


Farmington Crossroads shopping center (acquired in the second quarter of 1994) is located in the affluent suburban community of Farmington, Michigan. Farmington's retail market has a relatively low vacancy rate. During the third quarter of 1994, occupancy at the property remained at 93%.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings - not applicable.

Item 2.Changes in Securities - not applicable.

Item 3.Defaults upon Senior Securities - not applicable.

Item 4.Submission of Matters to a Vote of Security Holders - not applicable.

Item 5.Other Information - not applicable.

Item 6.Exhibits and Reports on Form 8-K.

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

                                DEAN WITTER REALTY YIELD PLUS, L.P.


                                   By:   Dean Witter Realty Yield Plus Inc.
                                         Managing General Partner



Date:  November 14, 1994            By:   /s/E. Davisson Hardman, Jr.
                                          E. Davisson Hardman, Jr.
                                          President



Date:  November 14, 1994             By:   /s/Lawrence Volpe
                                           Lawrence Volpe
                                           Controller
                                           (Principal Financial and Accounting
                                           Officer)