Form 10-K
DEAN WITTER REALTY YIELD PLUS L P
filed 1995-03-31
CIK 810116

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K

[ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1994

                                   OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ________ to ________.

                     Commission File Number 0-18148

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class         Name of each exchange on which registered
       None                                    None

Securities registered pursuant to Section 12(g) of the Act:

                  Units of Limited Partnership Interest
                            (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes      X         No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not Applicable

                   DOCUMENTS INCORPORATED BY REFERENCE
                                  None

                                 PART I.

ITEM 1.    BUSINESS.

     The Registrant, Dean Witter Realty Yield Plus, L.P. (the
"Partnership"), is a limited partnership organized in January, 1987 under the Uniform Limited Partnership Act of the State of Delaware for the purpose of investing in income producing commercial, residential and industrial properties.

     The Managing General Partner of the Partnership is Dean Witter Realty Yield Plus Inc. (the "Managing General Partner"), a Delaware corporation which is wholly-owned by Dean Witter Realty Inc. ("Realty"). The Associate General Partner is Dean Witter Realty Yield Plus Associates, L.P. (the "Associate General Partner"), a Delaware limited partnership, the general partner of which is Dean Witter Realty Yield Plus Inc. The Managing General Partner manages and controls all aspects of the business of the Partnership. The terms of transactions between the Partnership and its affiliates are set forth in Item 13 below.

     The Partnership issued 8,909,969 units of limited partnership interests (the "Units") for $178,199,380. The offering has been terminated and no additional Units will be sold.

     The proceeds from the offering were used to make investments in six participating mortgage loans and land leases secured by interests in two retail properties, two office buildings, one residential property, and an office and parking garage complex. Additionally, proceeds were used to make an investment in a short-term loan secured by eleven partnership interests. The Partnership has since acquired the real estate securing all but one of the foregoing loans through foreclosure or through transfers of ownership in lieu of foreclosure. The Partnership's properties and investment in participating mortgage loan are described in Item 2 below.

     The Partnership considers its business to include one industry segment, investment in real property and secured loans. Financial information regarding the Partnership is in the Partnership's financial statements in Item 8. below.

     The Partnership's real property investments are subject to competition from similar types of properties located in the same geographic areas. In recent years, an oversupply condition has persisted nationally and many markets have experienced high vacancy rates. Currently, many real estate markets are beginning to stabilize primarily due to the continued absence of significant construction activity; however, the recovery has been and is expected to be slow. Further information regarding competition in the markets where the Partnership's properties and the property underlying the Partnership's mortgage loan investment are located is set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Partnership has no employees.

     All of the Partnership's business is conducted in the United States.

ITEM 2.  PROPERTIES.

      The Partnership's principal offices are located at Two World Trade Center, New York, New York, 10048. The Partnership has no other offices.

      The Partnership has acquired the following investments in real estate through foreclosure or transfer of ownership interests in lieu of foreclosure on its participating mortgage and other secured loans. Generally, the leases pertaining to the properties provide for pass-throughs to the tenants of their pro-rata share of certain operating expenses. Further information relating to the Partnership's properties is included in Item 7 and footnotes 4, 5 and 6 to the consolidated financial statements in Item 8 below.

                                Date of     Acquisition  Net Rentable
                              Completion/      Cost2         Area          Ownership of
Property, location and type   Acquisition1     ($000)    (000 sq. ft.)   Land & Improvements
Greenway Pointe                1988/1990     $8,3153          120         99.99% general part-
  Columbia, MD                                                            nership interest.4
  3 office/R&D
    buildings

401 East Ontario Street        1990/1992    $37,000      395 apts         100% through interests
  Chicago, IL                                                             in general partner-
  luxury residential                                                      ships and corpora-
    building                                                              tions.

2600 Michelson Drive         1986-89/1990   $34,332           390         50.81% general part-
  Irvine, Ca                                                              nership interest.5
  3 office buildings

Deptford Crossing              1991/1992    $18,2913          200         100% through interests
  Deptford, NJ                                                            in general partner-
  shopping center                                                         ships and corporations.

Hampton Village Centre      1988-1993/1993  $42,7983          450         100% through interests
  Rochester Hills, MI                                                     in general partner-
  shopping center                                                         ships and corporations.

Midway Crossing                1987/1994     $8,9193          134         50.5% through interests
  Elyria, OH                                                              in general partnerships
  shopping center                                                         and corporations.6

Genesee Crossing               1988/1994     $8,6403          309         50.5% through interests
  Flint, MI                                                               in general partnerships
  shopping center                                                         and corporations.6

Farmington Crossroads          1985/1994     $4,0223           84         50% through interests
  Farmington Hills, MI                                                    in general partnerships
  shopping center                                                         and corporations.7

Pine Ridge                     N/A/1994        $138     2.8 acres         100% through a limited
  Flint, MI                                                               partnership and corp-
  unimproved land                                                         orations.

Military Crossing              N/A/1994        $300      .6 acres         100% through interests
  Norfolk, VA                                                             in general partnerships
  land                                                                    and corporations.



1.   Date of foreclosure or in-substance foreclosure.

2.   Estimated fair value on foreclosure or in-substance foreclosure date.

3. Subject to a mortgage loan. See notes 6 and 7 to the consolidated financial statements in Item 8.

4. The Managing General Partner owns the remaining .01% general partnership interest in the partnership.

5. Dean Witter Realty Yield Plus II, L.P., an affiliate of the Partnership owns the remaining 49.19% general partnership interest. The total cost of the property was approximately $68 million.

6. The remaining 49.5% interests are owned by principals of the developer of the property. The Partnership receives a preferred return of all cash flow, profits and losses.

7. The remaining 50% interests are owned by principals of the developer of the property.

Each property has been built with on-site parking facilities.


     One Congress Street, Boston, Massachusetts

In 1989 the Partnership and Dean Witter Realty Yield Plus II, L.P., an affiliate entered into an agreement to provide $59,200,000 of participating second mortgage construction and permanent financing for One Congress Street, which then consisted of a nine-story parking garage. The property has since been improved with the addition of two office levels above the existing structure, the addition of ground level retail space, additional parking spaces, and substantial upgrading of the existing garage, surrounding walkways and public areas. As of December 31, 1994, the Partnership has funded approximately $33.95 million of its $34.35 million commitment; the remaining commitment was funded in January 1995.

An affiliate of Realty is the property manager for Greenway Pointe, 2600 Michelson Drive, Deptford Crossing and Hampton Village Centre.

ITEM 3.  LEGAL PROCEEDINGS.

     Neither the Partnership nor any of its investments is subject to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the fourth quarter of the fiscal year to a vote of Unit holders.

                                PART II.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     An established public trading market for the Units does not exist, and it is not anticipated that such a market will develop in the future. Accordingly, information as to the market value of a Unit at any given date is not available. However, the Partnership does allow limited partners (the "Limited Partners") to transfer their Units.

     As of December 31, 1994, there were 17,708 holders of limited partnership interests.

     The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make quarterly distributions of cash to its partners. Pursuant to the Partnership Agreement, distributable cash, as defined, is paid 90% to the Limited Partners and 10% to the general partners (the "General Partners"). Pursuant to the agreement, $1,239,345 of the General Partner's share of such net cash flow distributable to them through December 31, 1990, was deferred subject to receipt by the Limited Partners of an 8% annual return on their invested capital.

     During 1994 and 1993, the Partnership paid cash distributions totalling $5,939,976 for each year with $5,345,980 ($.60 per Unit) distributed to Limited Partners and $593,996 to the General Partners.

     In January 1995, the Partnership paid a cash distribution of $0.15 per Unit to Limited Partners. The distribution was $1,484,994 with $1,336,495 distributed to Limited Partners and $148,499 distributed to the General Partners.

     The Partnership anticipates making regular distributions to its partners in the future.

     Sale or financing proceeds will be distributed: first, 97% to the Limited Partners and 3% to the General Partners until each Limited Partner has received a return of their invested capital plus an amount sufficient to provide a 10% cumulative annual return thereon; second, 100% to the General Partners until they have received the amount of any net cash flow previously deferred; and third, 85% to the Limited Partners and 15% to the General Partners. During the years ended December 31, 1994 and 1993, the Partnership did not distribute any sale or financing proceeds.

     Taxable income (subject to certain adjustments) will be allocated to the partners in proportion to the distribution of distributable cash or sale or financing proceeds, as the case may be (or 90% to the Limited Partners and 10% to the General Partners if there is no distributable cash or sale or financing proceeds). Tax losses, if any, will be allocated 90% to the Limited Partners and 10% to the General Partners.

ITEM 6.   SELECTED FINANCIAL DATA.

     The following sets forth a summary of the selected financial data for the Partnership:

                          DEAN WITTER REALTY YIELD PLUS, L.P.

           For the years ended December 31, 1994, 1993, 1992, 1991 and 1990
                           1994         1993         1992        1991        1990

Total revenues        $ 29,051,935 $ 21,141,666 $ 14,170,837 $ 17,485,712$ 16,921,715

Income (loss) before
  extraordinary item  $  4,024,646          -            -           -           -

Extraordinary item   $     626,375          -            -            -         -

Net income (loss)     $  4,651,021 $ (7,155,221)$(30,160,877)$  8,364,953$  9,588,215

Per Unit of limited
  partnership interest:
Income (loss) before
  extraordinary item          $.41        $(.72)      $(3.05)        $.84       $1.03

Extraordinary gain            $.06          -            -           -           -

Net income (loss)             $.47        $(.72)      $(3.05)        $.84       $1.03

Cash distribution
  paid per Unit
  of limited
  partnership
  interest                    $.60        $ .60         $ .97       $1.20       $1.50

Total assets at
December 31           $195,810,917 $175,847,369  $139,074,207$192,070,715$193,604,145

Long term debt due
  after one year      $ 66,887,850 $ 45,554,079  $   -        $    -     $     -

Note:      The above financial data should be read in conjunction with the consolidated financial statements and the related notes appearing in Item 8.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Liquidity and Capital Resources

     The Partnership raised $178,199,380 through a public offering which terminated in 1987. The Partnership has no plans to raise additional capital.

     The Partnership had originally committed the proceeds raised in the offering to seven investments in loans or land leases, which provided for a fixed current return and participation in the long-term appreciation and/or revenue from operation of the properties involved in such investments. Due to the weakness in real estate markets, most of the properties did not generate sufficient cash flow to fully service their debt. As a result, through December 31, 1994, the Partnership acquired, through foreclosure, or through transfers of ownership interests in lieu of foreclosure, all but one of the properties in which it originally invested. The resulting foreclosures have effectively changed the Partnership from a participating lender to an equity owner of real estate. As a result, the Partnership receives all cash flow from the properties it owns, and will be required to expend funds for tenant improvements and leasing commissions in connection with the leasing of vacant space as is customary in most real estate markets. See note 4 to the consolidated financial statements in Item 8.

     Many real estate markets are stabilizing primarily due to the continued absence of significant construction activity. However, the recovery of the office market has been and may continue to be slow because tenant demand is weak as a result of continued downsizing by many major corporations. Increased consumer spending has helped the retail property market although increased interest rates have slowed spending. Most geographic regions of the country are stabilizing or improving, with the exception of Southern California, where the impact of defense industry reductions has not been offset by growth in other industries.

     Real estate markets are generally divided into sub-markets by geographic location and property type. Not all sub-markets have been affected equally by the above factors.

     The Partnership provided a $5 million letter of credit, secured by the Partnership's cash reserves, to the first mortgage lender at the Deptford Crossing property to secure repayment. The letter of credit will be reduced further to $3 million if the property achieves certain debt service coverage levels and meets other conditions on the first mortgage loan.

     The Partnership's remaining participating mortgage is secured by the One Congress Street property. The office space at the property is 100% leased to a federal agency, the General Services Administration ("GSA") under a lease that is cancelable by the GSA in 1995 and terminates in 1997. Pursuant to the lease, the GSA was entitled to a five-month free rent period, which began in August 1994 and ended in January 1995, in connection with GSA's financing of tenant improvements for its premises. The borrower used cash reserves at the property, and the remaining unadvanced portion of the loan commitment of approximately $1.7 million to pay debt service during the free rent period. As a result of these advances, the Partnership has fully funded its loan commitment of $34.35 million. The Partnership believes that these advances will not be recovered, as a result, these advances have been reserved.

     The borrower has made a claim against GSA of approximately $3.3 million for the costs incurred in connection with the GSA tenant improvements; GSA has responded by disputing the amount claimed. The borrower and GSA are continuing negotiations to resolve this matter.

     One of the general partners of the borrower filed a voluntary petition under Chapter 11 of the Bankruptcy Code. Additionally, in February 1995, the borrower did not pay the real estate taxes due on the property in full. The unpaid amount is currently delinquent. Each of these matters constitutes an event of default under the first and second mortgage loans. However, the first mortgage lender has not declared a default and is attempting to resolve the delinquency with the borrower. The ultimate outcome is uncertain. See note 5 to the consolidated financial statements in Item 8.

     In 1993, the Partnership concluded that there was a decline in the value of the One Congress Street investment and, as a result, that the
Partnership's loan was impaired.   Accordingly, as of December 31, 1993
the Partnership established an allowance of $12,858,595 against its loan. As described above, the allowance was increased by $1,711,683 for advances made against the unfunded loan commitment in 1994 and 1995.

     During 1994, the Partnership acquired all of the partnership interests in Hampton Crossing Associates not previously owned by it. Contractors who worked on the property had brought claims of approximately $2,000,000 against the borrower and had filed liens against the property. During 1994, the Partnership settled all but one of these claims for approximately $300,000. The Partnership expects that settlement of the remaining claim will not have a material impact on the financial statements.

     The Partnership loaned $6 million to the partners of a Michigan developer secured by partnership interests in eleven partnerships which owned eleven community shopping centers (three of which were sold in 1990). After repaying $1,588,000, the borrowers failed to repay the balance of the loan when due in August 1991 and have not made any further payments of interest. The Partnership established an allowance of $4,664,271 against this loan at December 31, 1992. In 1993, the Partnership initiated litigation to collect on the note and to foreclose on the partnership interests. The properties owned by the partnerships in which the Partnership had a collateral interest were all encumbered by mortgages; during the first six months of 1994, the mortgagees foreclosed on four of the properties. In April 1994, the Partnership obtained sole control of the partnerships which own three of the remaining community shopping centers and joint control of the partnership which owns the fourth. Two parcels of land not subject to mortgages were also retained by the Partnership. In September 1994, one of the shopping centers over which the Partnership had acquired sole control was foreclosed.

     In 1992, the Partnership concluded that there were declines in the value of the 2600 Michelson Drive and Greenway Pointe properties and that the declines were other than temporary. Accordingly, the Partnership recorded losses on impairment of the properties of approximately $15.6 million at December 31, 1992.

     The Partnership has borrowed $1,726,524 from an affiliate of Realty. The loan bears interest at the prime rate.

     In August 1994, the Partnership increased its existing $3 million bank line of credit to $5 million and borrowed the available amount of approximately $4.1 million. Contemporaneously, the Partnership established an additional $6 million line of credit with the bank and borrowed approximately $4.5 million. These borrowings were used to repay mortgage loans secured by the Midway Crossing Shopping Center, one of the community shopping centers acquired in 1994, and delinquent real estate taxes and closing costs totaling approximately $8.5 million, and to increase Partnership cash reserves. In connection with this refinancing, the mortgagee forgave approximately $626,000 of its loans.

     In January 1995, the Partnership paid the fourth quarter cash distribution of $.15 per unit to Limited Partners. The total cash distribution was $1,484,994 with $1,336,495 distributed to Limited Partners and $148,499 distributed to the General Partner.

Operations

     Fluctuations in the Partnership's operating results for the year ended December 31, 1994 compared to 1993 and for 1993 compared to 1992 are primarily attributable to the following:

     The increases in rental income, property operating expenses, depreciation and amortization in 1994 as compared to 1993 and 1993 compared to 1992 primarily result from recording property operations for Deptford Crossing (beginning in July 1993) and Hampton Village Centre (beginning in September 1993) due to the reclassification of these investments to real estate from investments in participating mortgage loans and other secured loans. The increase in 1994 versus 1993 also results from recording property operations for the community shopping centers beginning in April 1994 and the 1993 increase also results from the recording of property operations for 401 East Ontario Street in December 1992 as a result of reclassifying these loan investments to real estate.

     The decreases in interest income from participating mortgage loans in 1994 compared to 1993 primarily result from reclassifying Hampton Village Center to real estate from investments in participating mortgage loans. The decrease in interest income from participating mortgage loans and other secured loans in 1993 compared to 1992 primarily results from the reclassification of 401 East Ontario Street and Deptford Crossing to real estate from investments in participating mortgage loans.

     The increase in interest on short-term investments in 1994 compared to 1993 is attributable to higher interest rates in 1994.

     The increase in other income in 1994 compared to 1993 primarily represents cash received in 1994 from the partnerships which owned four community shopping centers that were foreclosed upon by their respective first mortgage lenders and cash received from the developer of 401 East Ontario Street in exchange for the Partnership releasing it of any continuing liability under the deficit guaranty. The increase from 1993 to 1992 is due to the repayment of fees relating to One Congress Street as well as the recording of property operations for Deptford Crossing beginning in July 1993 and Hampton Village Centre beginning in September 1993.

     The increases in interest expense represent interest on the Hampton Village Centre, Deptford Crossing and community shopping centers first mortgage loans which the Partnership began to record when it obtained ownership of these properties.

     General and administrative expenses were higher in 1993 compared to 1994 and 1992 because of significant legal fees incurred in connection with foreclosures and restructurings in 1993.

     Losses on impairments of real estate and investments in participating mortgage loans and other secured loans consist of the provisions for losses on One Congress Street in 1994 and 1993 and writedowns of Greenway Pointe, 2600 Michelson Drive and the Partnership's secured loan to the partners of the developer of the community shopping centers in 1992.

     The decreases in minority interests in 1994 compared to 1993 primarily results from lower rents in 1994 as compared to 1993 at 2600 Michelson Drive. The increase in minority interests in 1993 compared to 1992 is a result of the minority interest share of the 1992 writedown at 2600 Michelson Drive.

     The 1992 losses on in-substance foreclosure of real estate relate to the 401 East Ontario Street and Deptford Crossing properties.

     A summary of the office, retail, residential and research and development building markets where the Partnership's properties are located and the performance of each property is as follows:

     Greenway Pointe, located in Columbia, Maryland has been affected by an oversupply of research and development buildings in its market area. Current vacancy levels in the Columbia research and development market are approximately 18%. At December 31, 1994, occupancy at the property was approximately 94%. This property is leased to 11 tenants. The lease of G Tech, which occupies approximately 20% of the property, expires in 1996.

     401 East Ontario Street is located in an improved residential sub-market in Chicago, Illinois due to no new construction and recent conversions to condominiums of competing area properties.  The market
vacancy rate is approximately 2%.   As of December 31, 1994 occupancy at
the property was 94%.

     The office market in Irvine, California, the location of 2600 Michelson Drive remains very weak due to the economic downturn in the aerospace, defense, and construction industries. This results in higher vacancy rates and lower rental rates when space is leased to new tenants or re-leased to existing tenants. As of December 31, 1994, occupancy at the property was 72%. However, subsequent to year-end, the Partnership signed a lease with a subsidiary of a major financial services company which will increase occupancy at the property to approximately 90%. As of December 31, 1994, the property was leased to 41 tenants.

     Deptford Crossing, located in Deptford, New Jersey, has been affected by a combination of the recession in real estate and retailer reluctance to expand, which has exerted downward pressure on rents and has made further leasing difficult. As of December 31, 1994, occupancy at the property was approximately 82%. The property is leased to 13 tenants. Major tenants include TJ Maxx and Office Warehouse whose leases expire in 2001, and 2002, respectively.

     In contrast, Rochester Hills, Michigan, the location of Hampton Village Centre has remained a relatively stable and strong retail market. Occupancy at the property was approximately 96% at December 31, 1994.
The property is leased to 49 tenants. Major tenants include Farmer Jack whose lease expires in 2011.

     The office space at One Congress Street, located in Boston, Massachusetts has not been affected by the weakness in the Boston economy. However, the GSA lease is cancelable in August 1995 and terminates in 1997. Additionally, the retail space, which is a small portion of the property, has been difficult to lease due to reduced demand for retail space. As of December 31, 1994, occupancy at the office and garage space remained at 100% and occupancy at the retail space was 61%.

     Flint, Michigan, the location of the Genesee Crossing shopping center, is an active retail market with a relatively low vacancy rate. At December 31, 1994, occupancy at the property remained at 99%. The property is leased to 13 tenants. Major tenants include the Burlington Coat Factory whose lease expires in 2009.

     Elyria, Ohio, the location of the Midway Crossing shopping center, is a relatively stable retail market, with little vacancy in the vicinity. The property is located across the street from a successful regional mall. As of December 31, 1994, the property was 100% leased to 20 tenants. Major tenants include Dunham's Sporting Goods, TJ Maxx and U.S. Merchandise whose leases expire in 1999, 1996 and 1997, respectively.

     Farmington Crossroads shopping center is located in the affluent suburban community of Farmington, Michigan. Farmington's retail market has a relatively low vacancy rate. Occupancy at the property remained at 93% at December 31, 1994. The property is leased to 12 tenants. Major tenants include Farmer Jack whose lease expires in 2005.

Inflation

     Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                      DEAN WITTER REALTY YIELD PLUS, L.P.



                                     INDEX

(a) Financial statements                                                 Page
Independent Auditors' Report - 1994                                       14
Independent Auditors' Report 1993-1992                                    15
Consolidated Balance Sheets at December 31, 1994 and 1993                 16
Consolidated Statements of Operations for the years ended
  December 31, 1994, 1993 and 1992                                        17
Consolidated Statements of Changes in Partners' Capital
  for the years ended December 31, 1994, 1993 and 1992                    18
Consolidated Statements of Cash Flows for the years ended
  December 31, 1994, 1993 and 1992                                      19-20
Notes to Consolidated Financial Statements                              21-33

(b) Financial statement schedule

Real Estate and Accumulated Depreciation              III              39-43











All schedules other than those indicated above have been omitted because either the required information is not applicable or the information is shown in the consolidated financial statements or notes thereto.
/TABLE

                      Independent Auditors' Report



The Partners
Dean Witter Realty Yield Plus, L.P.:


We have audited the accompanying consolidated balance sheet of Dean Witter Realty Yield Plus, L.P. and consolidated partnerships (the "Partnership") as of December 31, 1994, and the related consolidated statements of operations, partners' capital and cash flows for the year then ended. Our audit also included financial statement schedule III. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dean Witter Realty Yield Plus, L.P. and consolidated partnerships as of December 31, 1994, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                           Deloitte & Touche LLP
                                        /s/Deloitte & Touche LLP


New York, New York
March 30, 1995

                      Independent Auditors' Report



The Partners
Dean Witter Realty Yield Plus, L.P.


We have audited the accompanying consolidated balance sheet of Dean Witter Realty Yield Plus L.P. as of December 31, 1993 and the related statements of operations, partners' capital and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dean Witter Realty Yield Plus, L.P. as of December 31, 1993 and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 1993, in conformity with generally accepted accounting principles.



                                              KPMG PEAT MARWICK LLP
                                           /s/KPMG Peat Marwick LLP


New York, New York
March 25, 1994

                      DEAN WITTER REALTY YIELD PLUS, L.P.

                          CONSOLIDATED BALANCE SHEETS

                          December 31, 1994 and 1993

                                    ASSETS
                                                     1994           1993
Real estate, at cost:
  Land                                         $  31,695,941    $ 28,423,820
  Building and building improvements             142,956,910     122,181,781
                                                 174,652,851     150,605,601
  Accumulated depreciation                        12,098,192       7,953,483
                                                 162,554,659     142,652,118
Investments in participating mortgage
  and other secured loans, net of allowance
  of $14,570,278 at December 31, 1994
  and $17,523,066 at December 31, 1993            19,584,348      19,977,608

Cash and short-term investments, at cost,
  which approximates market                        4,772,726       4,859,851

Cash in escrow                                     5,000,000       5,000,000

Deferred expenses, net                             1,488,502       1,274,326

Other assets                                       2,410,682       2,083,466

                                                $195,810,917    $175,847,369

                       LIABILITIES AND PARTNERS' CAPITAL

Mortgage notes payable                          $ 57,714,877    $ 45,144,566

Accounts payable and other liabilities             4,615,541       4,606,079

Loan from affiliate                                1,726,524       1,723,115

Loans payable to bank                              9,350,557       1,062,333

Minority interests                                19,873,023      19,491,926
                                                  93,280,522      72,028,019

Commitments and contingencies

Partners' capital (deficiency):
  General partners                                (5,614,897)     (5,486,003)
  Limited partners ($20 per Unit,
    8,909,969 issued and outstanding)            108,145,292     109,305,353

        Total partners' capital                  102,530,395     103,819,350

                                                $195,810,917    $175,847,369

See accompanying notes to consolidated financial statements.
/TABLE

                      DEAN WITTER REALTY YIELD PLUS, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 Years ended December 31, 1994, 1993 and 1992

                                          1994          1993         1992
Revenues:
  Rental                              $24,937,731   $17,554,056 $  8,656,869
  Interest on participating mortgage
    loans                               2,588,341     3,013,236    5,281,260
  Interest on short-term investments      369,191       292,974      227,908
  Other                                 1,156,672       281,400        4,800
                                       29,051,935    21,141,666   14,170,837


Expenses:
  Property operating                   11,601,150     8,101,873    3,499,475
  Interest                              5,280,383     1,497,011      102,673
  Depreciation                          4,144,709     2,826,887    2,340,732
  Amortization                            410,772       234,645      381,859
  General and administrative            1,129,135     1,405,769    1,208,152
  Losses on impairment of real
    estate, participating mortgage
    and secured loans                   1,711,683    12,858,595   31,946,970
  Losses on in-substance foreclosures
   of real estate                           -              -      15,641,305
                                       24,277,832    26,924,780   55,121,166

Income (loss) before minority
  interests                             4,774,103    (5,783,114) (40,950,329)

Minority interests                        749,457     1,372,107  (10,789,452)

Income (loss) before extraordinary
  item                                  4,024,646    (7,155,221) (30,160,877)

Extraordinary item:
Gain on refinancing of debt               626,375           -            -

Net income (loss)                     $ 4,651,021   $(7,155,221)$(30,160,877)

Per Unit of limited partnership
  interest:

Income (loss) before extraordinary
  item                                       $.41        $(0.72)      $(3.05)

Extraordinary item                            .06           -            -

Net income (loss)                            $.47        $(0.72)      $(3.05)

         See accompanying notes to consolidated financial statements.
/TABLE

                      DEAN WITTER REALTY YIELD PLUS, L.P.

                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                 Years ended December 31, 1994, 1993 and 1992


                                   Limited         General
                                   Partners        Partners         Total
Partners' capital (deficiency)
  at January 1, 1992             $156,923,038  $   (195,150)    $156,727,888

Net loss                          (27,144,789)   (3,016,088)     (30,160,877)

Cash distributions                 (8,687,218)     (965,246)      (9,652,464)

Partners' capital (deficiency)
  at December 31, 1992            121,091,031    (4,176,484)     116,914,547

Net loss                           (6,439,699)     (715,522)      (7,155,221)

Cash distributions                 (5,345,979)     (593,997)      (5,939,976)

Partner's capital (deficiency)
  at December 31, 1993            109,305,353    (5,486,003)     103,819,350

Net income                          4,185,919       465,102        4,651,021

Cash distributions                 (5,345,980)     (593,996)      (5,939,976)

Partners' capital (deficiency)
  at December 31, 1994           $108,145,292   $(5,614,897)    $102,530,395




See accompanying notes to consolidated financial statements.
/TABLE

                            DEAN WITTER REALTY YIELD PLUS, L.P.

                           Consolidated Statements of Cash Flows

                       Years ended December 31, 1994, 1993 and 1992
                                                    1994         1993           1992
Cash flows from operating activities:
 Net income (loss)                                 4,651,021   (7,155,221)   (30,160,877)
 Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
   Depreciation and amortization                   4,555,481    3,061,532      2,722,591
   Minority interest in earnings of
     consolidated partnership                        749,457    1,372,107    (10,789,452)
   Losses on in-substance foreclosures
    of real estate                                       -           -        15,641,305
   Losses on impairment of real estate,
     participating mortgage
     and secured loans                             1,711,683   12,858,595     31,946,970
   Deferred expenses                                (624,948)    (248,428)      (164,938)
   (Increase) decrease in other assets              (231,675)     (99,140)       186,804
   (Decrease) increase in:
     Accounts payable and other liabilities         (473,368)   2,560,493        359,480

Net cash provided by operating activities         10,337,651   12,349,938      9,741,883

Cash flows from investing activities:
   Contributions by minority interest
     to consolidated partnerships                    989,425          -              -
   Investments in participating mortgage loans    (1,318,423)    (776,610)      (890,982)
   Release of cash in escrow                            -         400,000      1,000,000
   Additions to real estate                       (2,465,304)    (989,174)      (447,584)
   Minority interest in distributions
     from consolidated partnerships               (1,357,785)  (1,716,964)    (2,035,034)

Net cash used in investing activities             (4,152,087)  (3,082,748)    (2,373,600)

Cash flows from financing activities:
   Repayments of bank loans                         (267,180)         -           -
   Proceeds from bank loans                        8,555,404    1,062,333         -
     Loans from affiliates                             3,409       51,088        102,673
   Cash distributions                             (5,939,976)  (5,939,976)    (9,652,464)
   Repayments of mortgage notes payable           (8,878,006)     (53,910)         -
   Effect of the change in cash from
     acquisitions (foreclosures) of
     partnerships                                    253,660     (153,794)         -

Net cash used in financing activities             (6,272,689)  (5,034,259)    (9,549,791)

(Decrease) increase in cash and
  short-term investments                             (87,125)   4,232,931     (2,181,508)

Cash and short-term investments at
 beginning of year                                 4,859,851      626,920      2,808,428

Cash and short-term investments at
 end of year                                     $ 4,772,726 $  4,859,851   $    626,920

Supplemental disclosure of cash flow information:

Cash paid for interest                            $5,280,383  $ 1,497,011   $    102,673


See accompanying notes to consolidated financial statements.
                                        (Continued)

/TABLE

                            DEAN WITTER REALTY YIELD PLUS, L.P.

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                       Years ended December 31, 1994, 1993 and 1992


                                                    1994         1993           1992
Supplemental disclosure of non-cash investing activities:
 Real estate acquired through in-substance
   foreclosure and foreclosure
   of mortgage loans                            $(25,731,946)$(58,989,831)  $(35,036,889)

 Investment in participating mortgage
     loans transferred to real estate            $      -    $ 13,271,336   $ 50,149,496

 Mortgage notes payable assumed                  $25,598,317 $ 45,198,476   $       -

 Other assets acquired through
   foreclosures                                  $   (95,541) $ 1,028,511    $      -

 Accounts payable and accrued
   liabilities acquired through
   foreclosures                                  $   482,830  $(1,394,736)   $      -

Foreclosure of real estate:
 Real estate                                     $ 4,150,000   $     -       $      -
 Mortgage note                                   $(4,150,000)  $     -       $      -


 Application of interest payments
   received as a reduction of loss
     on in-substance foreclosure                 $     -     $       -      $   (820,833)

 Transfer of deferred expense to real
   estate acquired                               $     -     $       -      $  1,710,424

See accompanying notes to consolidated financial statements.
/TABLE

                   DEAN WITTER REALTY YIELD PLUS, L.P.

               Notes to Consolidated Financial Statements
                    December 31, 1994, 1993 and 1992



1.   The Partnership

     Dean Witter Realty Yield Plus, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware in 1987. The Managing General Partner of the Partnership is Dean Witter Realty Yield Plus Inc., which is wholly-owned by Dean Witter Realty Inc. ("Realty").

     The Partnership was formed to invest in the development and operation of income producing commercial, residential and industrial properties.

     The Partnership issued 8,909,969 units of limited partnership interests (the "Units") for $178,199,380. No additional Units will be sold.

2.   Summary of Significant Accounting Policies

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

     Real estate acquired in settlement of loans is recorded at the lower of the book value of the investment or estimated fair value of the property at the date of foreclosure or in-substance foreclosure. Costs of improvements to the properties are capitalized and repairs are expensed. Depreciation is recorded on the straight-line method over lives of the properties ranging from 15 to 40 years.

     The Partnership periodically evaluates the recoverability of the net carrying value of its real estate and other investments. The evaluation is based on a review of expected future cash flows, determination of the Partnership's expected holding period of these assets, the financial condition of guarantors, if any, and other factors.

     Deferred expenses consist of origination fees in connection with participating mortgage loans and leasing commissions. Origination fees are amortized over the related loan, which approximates the effective yield method. Leasing commissions are amortized over the applicable lease terms.

     The Partnership considers short-term investments with original maturities of three months or less to be cash equivalents.

     Rental income is recognized on a straight-line basis.

     The net income (loss) per Unit amounts are calculated by dividing net income (loss) allocated to Limited Partners in accordance with the Partnership agreement by the weighted-average number of Units outstanding.

     No provision for income taxes has been made in the financial statements, since the liability for such taxes is that of the partners rather than the Partnership.

     The accounting policies used for tax reporting purposes differ from those used for financial reporting as follows: (a) depreciation is calculated using accelerated methods, (b) rental income is recognized based on the payment terms in the applicable leases, and
     (c) writedowns for impairments of real estate and the participating mortgage loan are not deductible. In addition, offering costs are treated differently for tax and financial reporting purposes. The tax basis of the Partnership's assets and liabilities is approximately $50 million higher than the amounts reported for financial statement purposes at December 31, 1994.

     Certain 1993 amounts have been reclassified to conform to 1994 presentation.

3.   Partnership Agreement

     The Partnership Agreement provides that net cash flow, as defined, will be paid 90% to the Limited Partners and 10% to the General Partners. Pursuant to the Agreement, $1,239,345 of the General Partner's share of such net cash flow distributable to them through December 31, 1990 was deferred, subject to receipt by the Limited Partners of an 8% annual return on their invested capital.

     Sale or financing proceeds will be distributed: first, 97% to the Limited Partners and 3% to the General Partners until Limited Partners receive a return of their invested capital plus an amount sufficient to provide a 10% cumulative annual return thereon; second, 100% to the General Partners until they have received the amount of any net cash flow deferred through December 31, 1990; and third, 85% to the Limited Partners and 15% to the General Partners.

     Taxable income generally is allocated to the partners in proportion to the distribution of distributable cash or sale or financing proceeds, as the case may be (or 90% to the Limited Partners and 10% to the General Partners if there is no distributable cash or sale or financing proceeds). Tax losses, if any, are allocated 90% to the Limited Partners and 10% to the General Partners.

4.   Investments in Real Estate

     Greenway Pointe, Columbia, Maryland

     In 1990, the Partnership acquired Greenway Pointe, which consists of three office/research and development buildings and land from the borrower for an amount equal to the then-outstanding loan balance of approximately $8,300,000. An affiliate of Realty manages the property.

     In 1992, the Partnership concluded that there was a decline in the value of the property and that the decline was other than temporary. Accordingly, the Partnership recorded a loss on impairment of approximately $3.1 million at December 31, 1992.

     401 East Ontario Street, Chicago, Illinois

     Through 1990, the Partnership funded an approximately $47,000,000 leasehold mortgage loan, land purchase and participating land lease for 401 East Ontario Street, a high rise luxury apartment building. The property was developed and owned by Lakeshore Ontario Associates, a 50/50 joint venture between a Chicago developer ("Chicago Developer") and an entity comprised of former and current Realty employees, several of whom are former or current officers of the Managing General Partner. The Partnership received a completion guaranty and a $6,000,000 operating deficits guaranty from the borrower/land lessee. One half of these guarantees was the obligation of Realty and the other half was the obligation of the principals of the Chicago Developer. Realty funded all of the additional construction costs (approximately $2,300,000) and had fully funded its obligation under the operating deficits guaranty of $4,509,212 as of December 31, 1993.

     Beginning in March 1992, the Chicago Developer failed to fund its obligation under the operating deficits guaranty plus accrued interest on the unpaid balance which was reserved in full. This resulted in a default on its loan. For financial reporting purposes, the Partnership placed this loan on non-accrual status in July 1992. As of December 31, 1992, the Partnership accounted for this loan as if the property were foreclosed upon, wrote down the loan to its estimated fair value, which resulted in a loss of $10,915,869, and reclassified the loan to real estate.

     In January 1994, the borrower transferred to the Partnership the ownership of the improvements by deed-in-lieu of foreclosure. In addition, the Chicago Developer paid the Partnership $350,000 in exchange for the Partnership's releasing the principals of the Chicago Developer from any continuing liability under their deficit guarantee (such payment is included in other income).

     2600 Michelson Drive, Irvine, California

     The Partnership and Dean Witter Realty Yield Plus II, L.P. ("Yield Plus II"), an affiliate, formed a partnership, DW Michelson Associates ("DW Michelson"), which made a land purchase, a subsequent land lease, and a mortgage loan on 2600 Michelson Drive, an office complex consisting of three office buildings and underlying land. The total investment in the property is approximately $71 million, of which the Partnership has contributed $36 million. In 1990, the borrower/land lessee defaulted on the loan, DW Michelson began receiving all cash flow from the property and, for financial reporting purposes, the loan was written down to its then-estimated fair value and reclassified to real estate.

     In 1991, DW Michelson effectively obtained ownership of the property. DW Michelson contributed a portion of its loan as equity to the ownership entity, which is a limited partnership of which DW Michelson is the managing general partner and the principal of the original borrower retains a minor interest as a limited partner.
     DW Michelson is to receive interest on its loan, lease payments on the land and a preferred return on its equity. DW Michelson also received a promissory note of approximately $1.2 million from the borrower. In July 1994, the note which was due in January 1993, was extended until December 31, 1999. At December 31, 1994, the balance of this note is approximately $1.2 million.

     In 1992, the Partnership concluded that there was an other-than-temporary decline in the value of the property and recorded a loss on impairment of the property of approximately $12.3 million ($24.2 million less the minority interest share of $11.9 million).

     An affiliate of Realty manages the property.

     Deptford Crossing, Deptford, New Jersey

     In March 1991, the Partnership made a participating loan secured by partnership interests on Deptford Crossing, a community shopping center. The borrower of the project failed to make the required debt service payments to the Partnership beginning in May 1992. As of December 31, 1992, the Partnership accounted for the loan as if the property was foreclosed upon, wrote down the loan to its estimated fair value, which resulted in a loss of $4,725,436, and reclassified the loan to real estate.

     In July 1993, the ownership interests in the project were transferred to the Partnership in lieu of foreclosure.

     The Partnership has provided a $5 million letter of credit, secured by the Partnership's cash reserves which are held in escrow, to the first mortgage lender to secure repayment. The letter of credit will be reduced to $3 million if the property achieves a debt service coverage ratio of 125% on the first mortgage for twelve consecutive months and meets certain other conditions.

     The property is also subject to a first mortgage loan from a bank. See note 6.

     An affiliate of Realty manages the property.

     Hampton Village Centre, Rochester Hills, Michigan

     The Partnership's borrower had obtained a first mortgage loan of up to $37,000,000 from a major insurance company. Approximately $29,000,000 of the loan was funded in July 1990. Largely due to delays in the completion of the project and to the existence of mechanics' lien litigation affecting the property, the borrower failed to satisfy the conditions to the release of the remaining $8,000,000. The first mortgage is secured by Phase I of the project. See note 6.

     The Partnership had made three mortgage loans totaling approximately $13,300,000 to Hampton Village Centre which provided for a 50% participation in the property's excess cash flow and appreciation over $40,000,000. Two of these loans were in default and were placed on non-accrual status in 1992; debt service continued to be paid through August 1993 on the remaining loan in the amount of $3,000,000 and bearing interest at 10.5%.

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

     Contractors who worked on the property had brought claims of about $2,000,000 against the borrower and had filed liens against the property. During 1994, the Partnership settled all but one of these claims for approximately $300,000. The Partnership expects that settlement of the remaining claim will not have a material impact on the financial statements.

     In January 1992 an affiliate of Realty assumed property management and leasing responsibilities at the property.

     Shopping Centers Investments, Michigan, Ohio, and Tennessee

     In 1990, the Partnership loaned $6,000,000 to the partners of the developer of eleven community shopping centers and the Hampton Crossing and Deptford Crossing properties. The loan was secured by interests in eleven partnerships which owned the eleven community shopping centers, and was due in August 1991. During the second quarter of 1991, through the sale of three of the shopping centers, the Partnership received a payment of $1,588,000, but received no further payments. The Partnership stopped accruing interest on the loan in August 1991, and fully reserved the balance of $4,664,471 as of December 31, 1992.

     In the first quarter of 1993, the Partnership instituted legal proceedings to collect on the note and to foreclose on the remaining collateral partnership interests. The properties owned by the partnerships in which the Partnership had a collateral interest were all encumbered by mortgages; during the first six months of 1994, the mortgagees foreclosed on four of the properties.

     In April 1994, the Partnership obtained sole control of the partnerships which own the Hickory Ridge Crossing, Midway Crossing and Genesee Crossing community shopping centers and joint control of the partnership which owns the Farmington Crossroads Center. At that date, the Partnership consolidated the partnerships and recorded their assets and liabilities at estimated fair values. The Partnership also retained two parcels of land not subject to mortgages.

     The Hickory Ridge Crossing Center was encumbered by a $4,150,000 mortgage note which matured on June 30, 1994 but was not repaid when due. In September 1994, the mortgagee foreclosed on the property. The loss of the property did not have a material impact on the financial statements.

     The location, year of acquisition through foreclosure or in-substance foreclosure and net carrying values of the Partnership's properties are as follows:

                         Year of              December 31,
    Property           Acquisition        1994              1993
401 East Ontario Street
  Chicago, IL              1992       $ 35,353,149      $ 36,176,577

Greenway Pointe
  Columbia, MD             1990          6,051,875         6,020,892

2600 Michelson Drive
  Irvine, CA               1990         39,700,273        39,359,412

Deptford Crossing
  Deptford, NJ             1992         18,211,229        18,510,295

Hampton Village Centre
  Rochester Hills, MI      1993         41,839,241        42,584,942

Midway Crossing
  Elyria, OH               1994          8,674,725               -

Genesee Crossing
  Flint, MI                1994          8,425,440               -

Farmington Crossroads
  Farmington Hills, MI     1994          3,863,980               -

Pine Ridge
  Flint, MI                1994            134,747               -

Military Crossing
  Norfolk, VA              1994            300,000               -
                                      $162,554,659        $142,652,118


5.   Investment in Participating Mortgage

     One Congress Street, Boston, Massachusetts

     In 1989, the Partnership and Yield Plus II entered into an agreement to provide $59.2 million of participating second mortgage construction and permanent financing for One Congress Street, which then consisted of a nine-story parking garage. The property has since been improved with the addition of two office levels above the existing structure, the addition of ground level retail space, additional parking spaces, and substantial upgrading of the existing garage, surrounding walkways and public areas. As of December 31, 1994, the Partnership has funded approximately $33.95 million of its $34.35 million commitment. The construction loan was converted to a 10-year permanent second mortgage loan in August 1991. Base interest is payable currently at 8%. The loan is current.

     In conjunction with the construction of the project, an entity comprised of individuals formerly affiliated with the Managing General Partner were paid construction development and other fees of approximately $500,000.

     The garage is fully leased under an agreement which expires in 2003. The retail space is approximately 61% occupied. The office space is 100% leased to a federal agency, the General Services Administration ("GSA") under a lease that is cancellable by the GSA in August 1995 and terminates in 1997. Pursuant to the lease, the GSA was entitled to a five-month free rent period which began in August 1994 and terminated in January 1995 in connection with GSA's financing of tenant improvements for its premises. The borrower used cash reserves at the property, and the remaining unadvanced portion of the Partnership's loan commitment of approximately $1.7 million to pay debt service during the free rent period. As a result of these advances, the Partnership has fully funded its loan commitment. The Partnership does not believe that these advances will be recovered, as a result, these advances were reserved.

     The borrower has made a claim against GSA of approximately $3.3 million for the costs incurred in connection with the GSA tenant improvements; GSA has responded by disputing the amount claimed. The borrower and GSA are continuing negotiations to resolve this matter.

     One of the general partners of the borrower had filed a voluntary petition under Chapter 11 of the Bankruptcy Code. Additionally, in February 1995, the borrower did not pay the real estate taxes due on the property in full. The unpaid amount is currently delinquent. Each of these matters constitutes an event of default under the first and second mortgage loans. However, the first mortgage lender has not declared a default and is attempting to resolve the delinquency with the borrower. The ultimate outcome is uncertain.

     On September 23, 1993, the Partnership entered into a loan modification with the owner of One Congress Street. In addition to changing certain of the funding provisions of the loan, the amount of "Additional Interest" payable to the Partnership and Yield Plus II under the loan was increased by (i) providing for the payment of the first $250,000 of net revenues in any calendar year as Additional Interest, and (ii) increasing the percentage interest of the Partnership and Yield Plus II in adjusted net revenues from, and capital proceeds of, One Congress Street from 37% to 58%. In addition, at the time of the loan modification, the entity comprised of former Dean Witter Realty executives, withdrew as a partner in the borrower-partnership and the Partnership and Yield Plus II were paid $281,400 and $218,600 respectively, the amount of the development fees previously paid to the withdrawing entity.

     In 1993, the Partnership concluded that there was a decline in the value of the One Congress Street investment and, as a result, that the Partnership's loan was impaired. Accordingly, as of December 31, 1993, the partnership established an allowance of $12,858,595 against its loan. As described above, the allowance was increased by $1,711,683 for advances made against the unfunded loan commitment during 1994 and 1995.

6.   Mortgage Notes Payable

     The Partnership's properties are subject to first mortgage notes as follows:

                                                            December 31,
                                                     1994            1993
Mortgage note secured by the                      $16,051,554     $16,144,566
Deptford Crossing shopping center:
Interest at the Partnership's election
of LIBOR plus .375%, the bank's quoted
variable rate plus 1.375% or the bank's
fixed rate: matures March 13, 1996; interest
payable monthly through maturity, semi-annual
principal payments of $53,910 commencing
October 15, 1993.

Mortgage note secured by Phase I                   29,000,000      29,000,000
of the Hampton Village Centre shopping
center: interest at 9.375%; matures May
16, 2000; interest-only payable monthly
through May 16, 1997, at which time monthly
payments adjust to equal a 25-year amortiza-
tion of principal and interest.

Mortgage notes secured by Genesee Crossing          8,590,000            -
Shopping Center: interest-only payable
monthly at 9.375%; mature May 15, 1997.

Mortgage note secured by Farmington Crossroads      4,073,323             -
Shopping Center: interest at 7.875%; matures
September 1, 1999; principal and interest of
$32,338 is payable monthly through maturity.

                                                  $57,714,877     $45,144,566
/TABLE

      Future principal payments as of December 31, 1994 on the mortgage notes are as follows:
                            Year                             Amount
                             1995                        $    177,584
                             1996                          16,019,195
                             1997                           8,871,375
                             1998                             412,231
                             1999                           4,113,840
                       Thereafter                          28,120,652
                            Total                        $ 57,714,877

7.    Loans Payable

      In August 1994, the Partnership increased its existing $3 million bank line of credit to $5 million and borrowed the available amount of approximately $4.1 million. Contemporaneously, the Partnership established an additional $6 million line of credit with the bank and borrowed approximately $4.5 million.

      These borrowings were used to repay mortgage loans secured by the Midway Crossing Shopping Center aggregating approximately $8.8 million and delinquent real estate taxes and closing costs totaling approximately $312,000. The remaining borrowings were used to increase Partnership cash reserves. In connection with this refinancing, the mortgagee forgave approximately $626,000 of its loans which is reported as an extraordinary item.

      Borrowings on the $5 million line of credit are secured by a first mortgage on Greenway Pointe and an assignment of distributions from 2600 Michelson Drive. Borrowings on the $6 million line of credit are secured by a first mortgage on the Midway Crossing Shopping Center. Repayment of both loans is guaranteed by the Partnership. Both loans bear interest, payable monthly, at the prime rate plus one quarter percent, and are repayable in thirty-one consecutive payments beginning March 1, 1996. The prime rate at December 31, 1994 was 8.5%.

8.   Leases

     Minimum future rentals under noncancellable operating leases as of
     December 31, 1994 are as follows:
        Year ending December 31,
                 1995                                     $13,313,121
                 1996                                      12,228,693
                 1997                                      10,687,968
                 1998                                       9,262,620
                 1999                                       6,393,105
           Thereafter                                      32,906,188
           Total                                          $84,791,695

     The Partnership has determined that all leases relating to its properties are operating leases. These leases range in term from one to twenty-two years, and generally provide for fixed minimum rent with rental escalation and/or expense reimbursement clauses.

9.   Estimated Fair Value of Financial Instruments

     The estimated fair value amounts of the Partnership's financial instruments have been determined by using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Partnership could realize in a current transaction. The use of different market assumptions and methods of estimation might have a material effect on the estimated fair value amounts.

     Substantially all financial instruments on the Partnership's consolidated balance sheet are carried at fair value or amounts which approximate fair value.

     Cash, accounts payable and the loan from affiliate are carried at cost which approximates fair value due to their short-term maturities.

     The fair value of the investments in the participating mortgage loans and other secured loans are based on the net present value of the estimated future cash flows from the loans. The discount rate used is based on current lending rates and market conditions. The Partnership intends to hold the participating mortgage loan to maturity.

     The fair value of mortgage notes payable and loans payable to bank is estimated by discounting future principal and interest payments using current lending rates and market conditions for instruments with similar maturities and credit quality. The Partnership intends to repay the mortgage loans as they become due.

10.  Related Party Transactions

     An affiliate of Realty provided property management services for four properties in 1994, 1993 and 1992. The Partnership paid the affiliate property management fees of $316,768, $312,070 and $234,944 for the years ended December 31, 1994, 1993 and 1992, respectively.

     Realty performs administrative functions, and processes certain investor and tax information on behalf of the Partnership. For the years ended December 31, 1994, 1993, 1992, the affiliate was reimbursed $422,199, $437,969, and $444,152, respectively, for these services. As of December 31, 1994, the affiliate was owed $84,504, which is included in accounts payable and other liabilities.

     The Partnership borrowed funds from an affiliate of Realty.
     Interest expense, which was calculated using the prime rate, 8.5% at December 31, 1994, was $123,508 in 1994, $103,437 in 1993 and
     $102,673 in 1992.

11.  Subsequent Event

     In January 1995 the Partnership paid a cash distribution of $.15 per Unit to Limited Partners. The distribution was $1,484,994 with $1,336,495 of cash distributed to Limited Partners and $148,499 of cash distributed to the General Partners.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                PART III.


ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Partnership is a limited partnership and has no directors or officers.

     The directors and executive officers of the Managing General Partner are as follows:

                                      Position with the
Name                               Managing General Partner

William B. Smith           Chairman of the Board of Directors
E. Davisson Hardman, Jr.   President and Director
Lawrence Volpe             Controller, Assistant Secretary and Director
Ronald T. Carman           Secretary and Director

     All of the directors have been elected to serve until the next annual meeting of the Shareholders of the Managing General Partner or until their successors are elected and qualify. Each of the officers has been elected to serve until his successor is elected and qualifies.

     William B. Smith, age 51, is a Managing Director of Dean Witter Realty Inc. and has been with Dean Witter Realty Inc. since 1982.

     E. Davisson Hardman, Jr., age 45 is a Managing Director of Dean Witter Realty Inc. and has been with Dean Witter Realty Inc. since 1982.

     Lawrence Volpe, age 47, is a Director and the Controller of Dean Witter Realty Inc. He is a Senior Vice President and Controller of Dean Witter Reynolds Inc., which he joined in 1983.

     Ronald T. Carman, age 43, is a Director and the Secretary of Dean Witter Realty, Inc. He is a Senior Vice President of Dean Witter, Discover & Co. and Dean Witter Reynolds Inc., which he joined in 1984.

     There is no family relationship among any of the foregoing persons.

ITEM 11. EXECUTIVE COMPENSATION

     The General Partners are entitled to receive cash distributions, when and as cash distributions are made to the Limited Partners, and a share of taxable income or tax loss. Descriptions of such distributions and allocations are contained in Item 5 above. The General Partners received cash distributions totalling $593,996, 593,997 and $965,246 during the years ended December 31, 1994, 1993 and 1992, respectively.

     The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements are contained in Note 10 of the Notes to Consolidated Financial Statements in Item 8 above.

     The directors and executive officers of the Partnership's Managing General Partner received no renumeration from the Partnership.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) No person is known to the Partnership to be the beneficial owner of more than five percent of the Units.

     (b) The executive officers and directors of the Managing General Partner own the following Units as of December 31, 1994:


                                                        Amount and
                                                         Nature of
Title of Class       Name of Beneficial Owner      Beneficial Ownership

Limited               William B. Smith                        *
Partnership
Interests             E. Davisson Hardman, Jr.                *

                      All directors and executive             *
                      officers of the Managing
                      General Partner, as a group












*Owns, by virtue of ownership of limited partnership interests in the Associate General Partner, less than 1% of the Units of the Partnership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     As a result of their being partners of a limited partnership which is the limited partner of the Associate General Partner, certain current and former executive officers and directors of the Managing General Partner also own indirect general partnership interests in the Partnership. The Partnership Agreement of the Partnership provides that cash distributions and allocations of income and loss to the general partners be distributed or allocated 50% to the Managing General Partner and 50% to the Associate General Partner. The general partners' share of cash distributions and income or loss is described in Item 5 above.

     All of the outstanding shares of common stock of the Managing General Partner are owned by Dean Witter Realty Inc., a Delaware corporation which is a wholly-owned subsidiary of Dean Witter, Discover
& Co. The general partner of the Associate General Partner is Dean Witter Realty Yield Plus Inc., which is a wholly-owned subsidiary of Dean Witter Realty Inc. The limited partner of the Associate General Partner is LSYP 87, L.P., a Delaware limited partnership. Certain current and former executive officers and directors of the Managing General Partner are partners of LSYP 87, L.P. Additional information with respect to the directors and executive officers and compensation of the Managing General Partner and affiliates is contained in Items 10 and 11 above.

     The 401 East Ontario Street property was developed by a joint venture between the Chicago Developer and an entity comprised of former and current Realty executives, several of whom are former or current executive officers of the Managing General Partner. In January 1994, the Partnership obtained ownership of the property by deed-in-lieu of foreclosure.

     The Hampton Village Centre property was developed by Hampton
Crossing Associates, a joint venture between the Partnership and an entity comprised of former and current Realty executives, several of whom are former or current executive officers of the Managing General Partner. In the first quarter of 1994, the Partnership indirectly obtained ownership of all the partnership interests in Hampton Crossing
Associates.

     The Government Center property was developed by a partnership between a Maryland-based developer and an entity comprised of former Realty executives, some of whom were formerly executive officers of the Managing General Partner. This entity withdrew as a partner of the borrower in September 1993, so the borrower partnership is now controlled solely by the Maryland-based developer.

     The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 10 of the Notes to Consolidated Financial Statements in Item 8 above.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this Annual Report:

    1. Financial Statements (see Index to Financial Statements filed as part of
       Item 8 of this Annual Report).

    2. Financial Statement Schedules (see Index to Financial Statements filed as part of Item 8 of this Annual Report).

    3. Exhibits
     (2)    Not applicable.

     (3)(a) Amended and Restated Agreement of Limited Partnership dated as of April 29, 1987 set forth in Exhibit A to the Prospectus included in Registration Statement Number 33-11648 is incorporated herein by reference.

    (3)(b) Certificate of Limited Partnership dated as of April 29, 1987 incorporated by reference in Registration Statement Number 33-11648 is incorporated herein by reference.

    (4)(a) Amended and Restated Agreement of Limited Partnership dated as of April 29, 1987 set forth in Exhibit A to the Prospectus included in Registration Statement Number 33-11648 is incorporated herein by reference.

    (4)(b) Certificate of Limited Partnership dated as of April 29, 1987 incorporated by reference in Registration Statement Number 33-11648 is incorporated herein by reference.

    (9)     Not applicable.

    (10)    Not applicable.

    (11)    Not applicable.

    (12)    Not applicable.

    (13)    Not applicable.

    (16) Letter regarding change in certifying accountant Incorporated by reference in Partnership's Current Report on Form 8-K dated December 15, 1994.

    (18)    Not applicable.

    (19)    Not applicable.

    (21)    Subsidiaries:

            Deptford Crossing Associates, a New Jersey limited partnership. Hampton Crossing Associates, a Michigan limited partnership.
            DW Lakeshore Associates, an Illinois limited partnership.
            DW Columbia Gateway Associates, a Maryland limited partnership. Midway Crossing Limited Partnership, a Michigan limited partnership. Genesee Crossing Limited Partnership, a Michigan limited partnership.
            Farmington/9 Mile Associates, a Michigan limited partnership. Michelson Company Limited Partnership, a California limited partnership.

    (22)    Not applicable.

    (23)    Not applicable.

    (24)    Not applicable.

    (27)    Financial Data Schedule

    (28)    Not applicable.

    (99)    Not applicable.

(b)         Reports on Form 8-K -

            Report dated December 15, 1994 of the change in the Partnership's Independent Auditor for the year ending December 31, 1994.

(c) See 3 above

(d) Financial Statements Schedule

        1. Financial statements of GCGA Limited Partnership, an office building/parking garage located in Boston, Massachusetts. To be filed by Form 10-K/A when received from GCGA Limited Partnership.

SCHEDULE III

                      DEAN WITTER REALTY YIELD PLUS, L.P.
                   Real Estate and Accumulated Depreciation

                               December 31, 1994






                                    Initial cost to Partnership (A)
                               ________________________________________
                                             Building and
Description      Encumbrances      Land      Improvements      Total
Residential
Building
Chicago, IL            -         4,063,111   32,936,889     37,000,000

Office Building
Columbia, MD      4,872,030      1,976,457    6,338,507      8,314,964

Office Buildings
Irvine, CA             -         6,549,305   61,019,949     67,569,254

Shopping center
Deptford, NJ     16,051,554      6,250,094   12,041,180     18,291,274

Shopping center
Rochester
Hills, MI        29,000,000     12,643,133   30,155,424     42,798,557

Shopping Center
Elyria, OH        4,478,527        700,984    8,118,725      8,819,709

Shopping Center
Flint, MI         8,590,000      1,709,535    6,830,465      8,540,000

Shopping Center
Farmington,
Hills, MI         4,073,323        426,855    3,495,382      3,922,237

Land
Pine Ridge
Flint, MI              -           134,747         -            134,747

Land
Military Crossing
Norfolk, VA             -          300,000         -            300,000
                 67,065,434     34,754,221   160,936,521    195,690,742
/TABLE

                                       Gross Amount at which
                                         Carried at End of Period (B)
                                _____________________________________________
                     Cost
                  Capitalized   Losses on     Losses on
                 Subsequent to  Impairment of Impairment of
Description       Acquisition   Real estate     Land        Land
Residential
Building
Chicago, IL           -              -             -         4,063,111

Office Building
Columbia, MD     2,363,595      (2,130,094)    (589,391)     1,387,066

Office Buildings
Irvine, CA       3,015,140      (21,733,432)  (2,468,889)    4,080,416

Shopping center
Deptford, NJ       496,317            -            -         6,250,094

Shopping center
Rochester
Hills, MI            8,863            -            -        12,643,133

Shopping Center
Elyria, OH            -               -            -           700,984

Shopping Center
Flint, MI             -               -            -         1,709,535

Shopping Center
Farmington,
Hills, MI             -               -            -           426,855

Land
Pine Ridge
Flint, MI             -                -            -          134,747

Land
Military Crossing
Norfolk, VA             -              -            -          300,000
                  5,883,915     (23,863,526) (3,058,280)    31,695,941
/TABLE

                                             Accumulated
                 Buildings and               Depreciation     Date of
Description      Improvements   Total          (c)            Construction
Residential
Building
Chicago, IL      32,936,889     37,000,000   1,646,851      1990

Office Building
Columbia, MD      6,572,008      7,959,074   1,907,199      1988

Office Buildings
Irvine, CA       42,301,657     46,382,073   6,681,800      1986-1989

Shopping center
Deptford, NJ     12,537,497     18,787,591     576,362      1991

Shopping Center
Rochester
Hills, MI        30,164,287     42,807,420     968,179      1988 - 1993

Shopping Center
Elyria, OH        8,118,725      8,819,709     144,984      1987

Shopping Center
Flint, MI         6,830,465      8,540,000     114,560      1988

Shopping Center
Farmington
Hills, MI          3,495,382      3,922,237      58,257     1985

Land
Pine Ridge             -            134,747        -        N/A
Flint, MI

Land
Military Crossing
Norfolk, VA             -           300,000        -        N/A
                 142,956,910    174,652,851  12,098,192

                                Life on which
                                Depreciation
                                in latest income
                 Date           Statements is
Description      Acquired        Computed
Residential
Building
Chicago, IL      Dec. 1992      40 years

Office Building
Columbia, MD     May 1990       15-40 years

Office Buildings
Irvine, CA       Nov 1990       15-40 years

Shopping Center
Deptford, NJ     Dec 1992       40 years

Shopping Center
Rochester
Hills, MI        Sept 1993      40 years

Shopping Center
Elyria, OH       April 1994     40 years

Shopping Center
Flint, MI        April 1994     40 years

Shopping Center
Farmington
Hills, MI        April 1994     40 years

Pine Ridge
Flint, MI        June 1994          -

Military Crossing
Norfolk, VA      April 1994         -
/TABLE

Notes:

(A) The basis in the properties for financial reporting purposes is net realizable value or fair market value at the date of foreclosure or in-substance foreclosure. The loss in the amount of $26,921,806 on foreclosure of real estate does not reduce the basis for federal income tax purposes.


(B)  Reconciliation of real estate owned:
                                          1994          1993          1992
   Balance at beginning of period   $150,605,601  $ 90,626,596  $ 82,063,929

   Additions during period:
     Acquisition through foreclosures 25,731,946    58,989,831    35,036,894
     Improvements                      2,465,304       989,174       447,579
   Deductions during year:
   Foreclosure of real estate         (4,150,000)         -               -
   Loss on impairment of land               -             -       (3,058,280)
   Losses on impairment of real
     estate                                -              -      (23,863,526)

   Balance at end of period         $174,652,851  $150,605,601   $90,626,596


(C)  Reconciliation of accumulated depreciation:

     Balance at beginning of year   $  7,953,483     5,126,596     2,785,864
     Depreciation expense              4,144,709     2,826,887     2,340,732
     Balance end of period          $ 12,098,192  $  7,953,483   $ 5,126,596

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEAN WITTER REALTY YIELD PLUS, L.P.

By:  Dean Witter Realty Yield Plus Inc.
     Managing General Partner


By:  /s/E. Davisson Hardman, Jr.                        Date:  March 31, 1995
     E. Davisson Hardman, Jr.
     President


By:  /s/Lawrence Volpe                                  Date:  March 31, 1995
     Lawrence Volpe
     Controller
     (Principal Financial and Accounting Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY YIELD PLUS INC.
Managing General Partner

/s/William B. Smith                                     Date:  March 31, 1995
William B. Smith
Chairman of the Board of Directors


/s/E. Davisson Hardman, Jr.                             Date:  March 31, 1995
E. Davisson Hardman, Jr.
Director


/s/Lawrence Volpe                                       Date:  March 31, 1995
Lawrence Volpe
Director


/s/Ronald T. Carman                                     Date:  March 31, 1995
Ronald T. Carman
Director