Form 10-Q
period 1995-03-31
DEAN WITTER REALTY YIELD PLUS L P
filed 1995-05-15
CIK 810116

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                        For the period ended March 31, 1995

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

                            PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                          DEAN WITTER REALTY YIELD PLUS, L.P.

                              Consolidated Balance Sheets

                                                       March 31,         December 31,
                                                          1995               1994

                                        ASSETS
Real estate, at cost:
  Land                                               $ 31,695,941      $  31,695,941
  Buildings and improvements                          143,255,450        142,956,910
                                                      174,951,391        174,652,851
  Accumulated depreciation                             13,238,571         12,098,192
                                                      161,712,820        162,554,659

Investment in participating mortgage loan,
  net of allowance of $14,570,278 at
  March 31, 1995 and December 31, 1994                 19,974,382         19,584,348

Cash and cash equivalents, at cost
  which approximates market                             5,095,460          4,772,726

Cash in escrow                                          5,000,000          5,000,000

Deferred expenses, net                                  1,723,573          1,488,502

Other assets                                            2,082,246          2,410,682

                                                     $195,588,481       $195,810,917

                          LIABILITIES AND PARTNERS' CAPITAL


Mortgage notes payable                              $  57,714,877      $  57,714,877

Accounts payable and other liabilities                  4,183,966          4,615,541

Loan from affiliate                                     1,713,608          1,726,524

Loans payable to bank                                   9,350,557          9,350,557

Minority interests                                     19,990,934         19,873,023
                                                       92,953,942         93,280,522
Partners' capital (deficiency):
  General partners                                     (5,604,482)        (5,614,897)
  Limited partners ($20 per Unit,
    8,909,969 Units issued)                           108,239,021        108,145,292

          Total partners' capital                     102,634,539        102,530,395

                                                     $195,588,481       $195,810,917

             See accompanying notes to consolidated financial statements.
/TABLE

                          DEAN WITTER REALTY YIELD PLUS, L.P.

                           Consolidated Statements of Income

                      Three months ended March 31, 1995 and 1994



                                                            1995             1994
Revenues:
  Rental                                                $6,551,837        $5,640,908
  Interest on participating mortgage loan                  675,021           638,209
  Interest on short-term investments                       148,976            68,719
  Other                                                    237,000           378,952
                                                         7,612,834         6,726,788

Expenses:
  Property operating                                     2,929,418         2,383,531
  Interest                                               1,497,918           917,865
  Depreciation                                           1,140,379           923,355
  Amortization                                             105,335            67,232
  General and administrative                               164,835           281,673
                                                         5,837,885         4,573,656

Income before minority interests                         1,774,949         2,153,132

Minority interests                                         185,811           252,163

Net income                                              $1,589,138        $1,900,969

Net income per Unit of limited
  partnership interest                                        $.16             $ .19

See accompanying notes to consolidated financial statements.
/TABLE

                          DEAN WITTER REALTY YIELD PLUS, L.P.

                     Consolidated Statement of Partners' Capital

                           Three months ended March 31, 1995

                                      Limited          General
                                      Partners         Partners             Total

Partners' capital (deficiency)
   at January 1, 1995              $108,145,292        $ (5,614,897)    $102,530,395

Net income                            1,430,224             158,914        1,589,138

Cash distributions                   (1,336,495)           (148,499)      (1,484,994)

Partners' capital (deficiency)
   at March 31, 1995               $108,239,021         $(5,604,482)    $102,634,539

See accompanying notes to consolidated financial statements.
/TABLE

                          DEAN WITTER REALTY YIELD PLUS, L.P.

                         Consolidated Statements of Cash Flows

                      Three months ended March 31, 1995 and 1994

                                                       1995                  1994
Cash flows from operating activities:
  Net income                                     $   1,589,138          $  1,900,969
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Depreciation and amortization                      1,245,714               990,587
  Minority interests in earnings of
    consolidated partnerships                          185,811               252,163
  Deferred expenses                                   (340,406)              (76,030)
  Decrease in other assets                             328,436               501,412
  Decrease in accounts payable and
    other liabilities                                 (431,575)             (689,664)
  Decrease in loan from affiliate                      (12,916)                 (528)

Net cash provided by operating activities            2,564,202             2,878,909

Cash flows from investing activities:
  Investment in participating mortgage loan           (390,034)                 -
  Contributions by minority interest to
    consolidated partnership                           219,730               352,976
  Minority interest in distributions from
    consolidated partnership                          (287,630)             (328,640)
  Additions to real estate                            (298,540)             (652,337)

Net cash used in investing activities                 (756,474)             (628,001)

Cash flows from financing activities:
  Cash distributions                                (1,484,994)           (1,484,994)

Increase in cash and cash equivalents                  322,734               765,914

Cash and cash equivalents at
  beginning of period                                4,772,726             4,859,851

Cash and cash equivalents at
  end of period                                   $  5,095,460           $ 5,625,765

Supplemental disclosure of cash flow information:

Cash paid for interest                             $ 1,509,527           $   926,830

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

The financial statements include the accounts of the Partnership, DW Columbia Gateway Associates, DW Michelson Associates, DW Lakeshore Associates, Deptford Crossing Associates, Hampton Crossing Associates, and, effective April 4, 1994, DW Community Centers Limited Partnership and DW Maplewood Inc. on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax reporting purposes.

Net income per Unit amounts are calculated by dividing net income allocated to Limited Partners, in accordance with the Partnership
Agreement, by the weighted average number of units outstanding.

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the results for the interim periods.

2. Real Estate

401 East Ontario Street, Chicago, Illinois

In late February 1995, cracks and spalling were observed on certain portions of the concrete exterior at the 401 East Ontario property. In March, evaluation, testing and analysis of the cause and severity of the problem was begun by two independent engineering firms retained by the Partnership. Their preliminary findings suggest that cracking and spalling of this type are not typical of a building which is only five years old. The Partnership expects to receive their final report in early summer, which will include recommendations and estimates of costs of repair.

The Partnership has notified its insurance carrier of these occurrences and its remedial activities to date; the carrier has not indicated whether or to what extent it will assume responsibility for testing and/or remediation costs. The Partnership has also initiated litigation against the architect, structural engineer and general contractor who designed and built the property.

The cost of repairs and the extent to which they may be recoverable through insurance or litigation proceeds cannot be determined at this time.

3.  Investment in Participating Mortgage Loan

One Congress Street, Boston, Massachusetts

In January 1995, the Partnership funded the remaining portion of its loan commitment to the borrower of $390,034. As a result of these advances, the Partnership fully funded its loan commitment of $34.35 million.

In 1994, one of the general partners of the borrower had filed a voluntary petition under Chapter 11 of the Bankruptcy Code. Additionally, in February 1995, the borrower did not pay the real estate taxes due on the property in full. Each of these matters constituted an event of default under the first and second mortgage loans. However, neither mortgage lender declared a default, and the delinquencies were subsequently resolved with the borrower.

4.  Related Party Transactions

An affiliate of Realty provided property management services for four properties for the three months ended March 31, 1995 and 1994. The Partnership paid the affiliate management fees of $80,916 and $79,200 for the three months ended March 31, 1995 and 1994, respectively.

Realty performs administrative functions, processes certain investor transactions and prepares tax information for the Partnership. For each of the three-month periods ended March 31, 1995 and 1994, the Partnership incurred approximately $110,000 for these services.

As of March 31, 1995, Realty and its affiliate were owed a total of approximately $53,000 for the above-mentioned services.

The Partnership borrowed funds from an affiliate of Realty. Interest expense, which was calculated at the prime rate, amounted to $36,574 and $25,725 for the three months ended March 31, 1995 and 1994, respectively.

5.  Subsequent Event

On April 27, 1995, the Partnership paid a cash distribution of $.15 per Unit to Limited Partners. The cash distribution aggregated $1,484,994 with $1,336,495 distributed to Limited Partners and $148,499 distributed to the General Partners.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources


The Partnership raised $178,199,380 through a public offering which terminated in 1987. The Partnership has no plans to raise additional capital.

The Partnership had originally committed the proceeds raised in the offering to seven investments in loans or land leases, which provided for a fixed current return and participation in the long-term appreciation and/or revenue from operation of the properties involved in such investments. Due to the weakness in real estate markets, most of the properties did not generate sufficient cash flow to fully service their debt. As a result, through March 31, 1995, the Partnership acquired, through foreclosure, or through transfers of ownership interests in lieu of foreclosure, all but one of the properties in which it originally invested. The resulting foreclosures have effectively changed the Partnership from a participating lender to an equity owner of real estate. As a result, the Partnership receives all cash flow from the properties it owns, and will be required to expend funds for tenant improvements and leasing commissions in connection with the leasing of vacant space as is customary in most real estate markets.

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

Because the market for retail properties has improved, the Managing General Partner hopes it will be able to sell some of the Partnership's retail properties in the next twelve to eighteen months; there can be no assurances, however, that any sales will be consummated.

Real estate markets are generally divided into sub-markets by geographic location and property type. Not all sub-markets have been affected equally by the above factors.

During the three months ended March 31, 1995, all of the Partnership's properties generated positive cash flow from operations, and it is expected that they will continue to do so. Also, in this period, Partnership cash flow from operations exceeded distributions to investors, capital expenditures and investments in participating mortgage loans.

As of March 31, 1995, the Partnership has commitments to contribute to DW Michelson Associates approximately $1,100,000 for tenant improvements and leasing commissions at 2600 Michelson Drive.

The timing and cost of leasing the vacant space at the Partnership's properties will impact the level of the Partnership's cash reserves in 1995.

The Partnership's participating mortgage loan is secured by the One Congress Street property. The office space there is 100% leased to a federal agency, the General Services Administration ("GSA") under a lease that is cancelable by the GSA for some or all of their space in August 1995 or thereafter and terminates in 1997. Pursuant to the lease, the GSA was entitled to a five-month free rent period, which began in August 1994 and ended in January 1995, in connection with GSA's financing of tenant improvements for its premises. The borrower used cash reserves at the property, and the remaining unadvanced portion of the loan commitment to pay debt service during the free rent period.

If GSA excercises its option to terminate some or all of its space, property cash flow will be reduced, and the owner may not be able to meet its minimum debt service obligation.

The borrower has made a claim against GSA of approximately $3.3 million for the costs incurred in connection with the GSA tenant improvements; GSA has responded by disputing the amount claimed. The borrower and GSA are continuing negotiations to resolve this matter.

The Partnership has borrowed approximately $1.7 million from an affiliate of Realty. The loan bears interest at the prime rate.

The Partnership has borrowed approximately $9,400,000 under two bank lines of credit which total $11,000,000. The loans bear interest, payable monthly, and are repayable in thirty-one installments beginning March 1, 1996. Effective March 17, 1995, the Partnership can change the interest rate on some or all of the loans to a fixed rate based on the LIBOR rate plus 1.75%. The Partnership can also choose a period of one, two, three or six months during which the fixed rate will apply. The loans are secured by a first mortgage on the Greenway Pointe and Midway Crossing properties and an assignment of distributions from the Michelson property.

The Partnership provided a $5 million letter of credit, secured by the Partnership's cash reserves, to the first mortgage lender at the Deptford Crossing property to secure repayment. The letter of credit will be reduced further to $3 million if the property achieves certain debt service coverage levels and meets other conditions of the first mortgage loan.

On April 27, 1995, the Partnership paid the first quarter cash distribution of $.15 per unit to Limited Partners. The total cash distribution was $1,484,994 with $1,336,495 distributed to Limited Partners and $148,499 distributed to the General Partner.

Further information relating to the Partnership's liquidity and capital resources is included in footnotes 2 and 3 to the consolidated financial statements in Item 1 above.

Operations

Fluctuations in the Partnership's operating results for the three-month period ended March 31, 1995 compared to 1994 are primarily attributable to the following:

The increases in rental income, property operating expenses, interest expense, depreciation and amortization in 1995 as compared to 1994 resulted from recording property operations for the Farmington, Midway, and Genesee shopping centers upon their acquisition beginning in April 1994.

The decrease in other income is due to a receipt in 1994 of $350,000 from the developer of the 401 East Ontario Street property in exchange for the Partnership's release of the principals of the developer of the property from any continuing liability under their deficit guaranty. This decrease was partially offset by the receipt in 1995 of a lease termination fee of $150,000 at the Michelson property.

The decrease in general and administrative expense primarily results from decreased legal fees incurred in connection with foreclosures and restructurings.

A summary of the office, retail, residential and research and development building markets where the Partnership's properties are located and the performance of each property is as follows:

Greenway Pointe, located in Columbia, Maryland has been affected by an oversupply of research and development buildings in its market area. Current vacancy levels in the Columbia research and development market are approximately 18%. During the first quarter of 1995, occupancy at the property increased from 94% to 99%. Leases totaling 25% of the property's space are scheduled to expire in 1996.

401 East Ontario Street is located in a strong residential sub-market in Chicago, Illinois in which the market vacancy rate is very low. There is no new construction in this market and many competing area properties have converted to condominiums. During the first quarter of 1995, occupancy at the property remained at 94%.

Although the office market in Irvine, California, the location of 2600 Michelson Drive is improving slightly, the market vacancy rate is approximately 18%. As of March 31, 1995, the property was approximately 91% leased (including the leases of some tenants who moved into their space in the second quarter of 1995). Leases for approximately 22% of the property's space are scheduled to expire during the remainder of 1995 and 1996.

Deptford Crossing, located in Deptford, New Jersey, has been affected by a combination of the recession in real estate and retailer reluctance to expand, which has exerted downward pressure on rents and has made further leasing difficult. During the first quarter of 1995, occupancy at the property remained at 82%. No significant leases are scheduled to expire before 1997.

In contrast, Rochester Hills, Michigan, the location of Hampton Village Centre has remained a relatively stable and strong retail market. During the first quarter of 1995, occupancy at the property remained at 96%. Leases for approximately 10% of the property's space are scheduled to expire in 1996.

The office space at One Congress Street, located in Boston, Massachusetts has not been affected by the weakness in the Boston economy. However, some or all of the space covered by the GSA lease is cancelable beginning in August 1995 and terminates in 1997. Additionally, the retail space, which is a small portion of the property, has been difficult to lease due to reduced demand for retail space. During the first quarter of 1995, occupancy at the office and garage space remained at 100%, and occupancy at the retail space decreased to 17% in April 1995.

Flint, Michigan, the location of the Genesee Crossing shopping center, is an active retail market with a relatively low vacancy rate. During the first quarter of 1995, occupancy at the property remained at 99%.
No significant leases are scheduled to expire in the near future. Builder's Square, which owns an 80,000 square foot store at the center, has announced it will leave its building at the end of the year and move into a bigger location in the area. Builder's Square has leased the space to two new tenants which are home entertainment and electronics retailers. The Partnership believes that the new retailers will increase traffic at the property.

Elyria, Ohio, the location of the Midway Crossing shopping center, is a relatively stable retail market, with little vacancy in the vicinity. The property is located across from a successful regional mall. During the first quarter of 1995, the property remained fully occupied. Leases totaling 12% of the property's space are scheduled to expire in 1996.

Farmington Crossroads shopping center is located in the affluent suburban community of Farmington, Michigan. Farmington's retail market has a relatively low vacancy rate. During the first quarter of 1995, occupancy at the property remained at 93%. No significant leases are scheduled to expire in the near future.

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


                                   DEAN WITTER REALTY YIELD PLUS, L.P.


                                   By:   Dean Witter Realty Yield Plus Inc.
                                         Managing General Partner



Date:  May 12, 1995                By:   /s/E. Davisson Hardman, Jr.
                                         E. Davisson Hardman, Jr.
                                         President



Date:  May 12, 1995                By:   /s/Lawrence Volpe
                                         Lawrence Volpe
                                         Controller
                                         (Principal Financial and
                                          Accounting Officer)