Form 10-Q
period 1995-06-30
DEAN WITTER REALTY YIELD PLUS L P
filed 1995-08-14
CIK 810116

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                        For the period ended June 30, 1995

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

                            PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                          DEAN WITTER REALTY YIELD PLUS, L.P.

                              Consolidated Balance Sheets

                                                        June 30,         December 31,
                                                          1995               1994

                                        ASSETS
Real estate, at cost:
  Land                                               $ 31,695,941      $  31,695,941
  Buildings and improvements                          143,581,374        142,956,910
                                                      175,277,315        174,652,851
  Accumulated depreciation                             14,387,853         12,098,192
                                                      160,889,462        162,554,659

Investment in participating mortgage loan,
  net of allowance of $14,570,278 at
  June 30, 1995 and December 31, 1994                  19,974,382         19,584,348

Cash and cash equivalents, at cost
  which approximates market                             5,769,992          4,772,726

Cash in escrow                                          5,000,000          5,000,000

Deferred expenses, net                                  1,856,128          1,488,502

Other assets                                            2,478,408          2,410,682

                                                     $195,968,372       $195,810,917

                          LIABILITIES AND PARTNERS' CAPITAL

Mortgage notes payable                              $  57,641,998      $  57,714,877

Accounts payable and other liabilities                  5,579,384          4,615,541

Loan from affiliate                                     1,711,272          1,726,524

Loans payable to bank                                   9,350,557          9,350,557

Minority interests                                     19,925,873         19,873,023
                                                       94,209,084         93,280,522
Partners' capital (deficiency):
  General partners                                     (5,692,007)        (5,614,897)
  Limited partners ($20 per Unit,
    8,909,969 Units issued)                           107,451,295        108,145,292

          Total partners' capital                     101,759,288        102,530,395

                                                     $195,968,372       $195,810,917

See accompanying notes to consolidated financial statements.
/TABLE

                                  DEAN WITTER REALTY YIELD PLUS, L.P.

                                   CONSOLIDATED STATEMENTS OF INCOME

                           Three and six months ended June 30, 1995 and 1994

                                               Three months ended           Six months ended
                                                    June 30,                     June 30,
                                               1995          1994           1995            1994
Revenues:
  Rental                                  $6,737,359     $6,124,862     $13,289,196     $11,701,527
  Interest on participating
    mortgage loan                            692,647        652,451       1,367,668       1,290,660
  Interest on short-term investments          85,623         76,162         234,599         144,881
  Other                                      204,987        336,501         441,987         779,696
                                           7,720,616      7,189,976      15,333,450      13,916,764

Expenses:
  Property operating                       3,928,491      2,336,911       6,857,909       4,720,442
  Interest                                 1,506,688      1,455,492       3,004,606       2,373,357
  Depreciation                             1,149,282      1,056,246       2,289,661       1,979,601
  Amortization                               127,498         63,880         232,833         131,112
  General and administrative                 279,509        322,470         444,344         604,143
                                           6,991,468      5,234,999      12,829,353       9,808,655

Income before minority interests             729,148      1,954,977       2,504,097       4,108,109

Minority interests                           119,405        161,103         305,216         413,266

Net income                               $   609,743     $1,793,874      $2,198,881     $ 3,694,843

Net income per Unit of limited
  partnership interest                          $.06           $.18            $.22            $.37


See accompanying notes to consolidated financial statements.
/TABLE

                          DEAN WITTER REALTY YIELD PLUS, L.P.

                     Consolidated Statement of Partners' Capital

                            Six months ended June 30, 1995

                                        Limited          General
                                        Partners         Partners           Total

Partners' capital (deficiency)
   at January 1, 1995                $108,145,292      $(5,614,897)     $102,530,395

Net income                              1,978,993          219,888         2,198,881

Cash distributions                     (2,672,990)        (296,998)       (2,969,988)

Partners' capital (deficiency)
   at June 30, 1995                  $107,451,295      $(5,692,007)     $101,759,288


See accompanying notes to consolidated financial statements.

                          DEAN WITTER REALTY YIELD PLUS, L.P.

                         Consolidated Statements of Cash Flows

                        Six months ended June 30, 1995 and 1994
                                                       1995                  1994
Cash flows from operating activities:
  Net income                                     $   2,198,881          $  3,694,843
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Depreciation and amortization                      2,522,494             2,110,713
  Minority interests in earnings of
    consolidated partnerships                          305,216               413,266
  Increase in deferred expenses                       (600,459)             (200,751)
  (Increase) decrease in other assets                  (67,726)              975,868
  Increase (decrease) in accounts payable and
    other liabilities                                  963,843            (1,311,188)
  Decrease in loan from affiliate                      (15,252)             (229,744)

Net cash provided by operating activities            5,306,997             5,453,007

Cash flows from investing activities:
  Investment in participating mortgage loan           (390,034)                 -
  Contributions by minority interest to
    consolidated partnership                           436,835               730,965
  Minority interest in distributions from
    consolidated partnership                          (689,201)             (605,728)
  Additions to real estate                            (624,464)           (1,572,042)

Net cash used in investing activities               (1,266,864)           (1,446,805)

Cash flows from financing activities:
  Cash distributions                                (2,969,988)           (2,969,988)
  Repayments of mortgage notes                         (72,879)              (53,910)
  Repayments of bank loan                                 -                 (167,737)
  Cash received from acquisition of partnerships          -                  253,660

Net cash used in financing activities               (3,042,867)           (2,937,975)

Increase in cash and cash equivalents                  997,266             1,068,227

Cash and cash equivalents at
  beginning of period                                4,772,726             4,859,851

Cash and cash equivalents at
  end of period                                   $  5,769,992           $ 5,928,078

Supplemental disclosure of cash flow information:

Cash paid for interest                             $ 3,016,215           $ 1,669,699

See accompanying notes to consolidated financial statements.
</table

                          DEAN WITTER REALTY YIELD PLUS, L.P.

                         Consolidated Statements of Cash Flows

                        Six months ended June 30, 1995 and 1994
                                       (Cont'd)

                                                       1995                  1994


Supplemental disclosure of non-cash investing activities:
Assets acquired and liabilities assumed on receipt of partnership interests in lieu of foreclosure of secured loan:

  Real estate                                     $       -             $(25,731,946)

  Other assets                                    $       -             $    (95,541)

  Mortgage notes                                  $       -             $ 25,598,317

  Accounts payable and accrued liabilities        $       -             $    482,830







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

Certain 1994 amounts have been reclassified to conform to 1995 presentation.

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the results for the interim periods.

2. Real Estate

In late February 1995, cracks and spalling were observed on certain portions of the concrete exterior at the 401 East Ontario Street property. The worst spalls have been removed and temporary repairs have been partially completed. The Partnership retained the services of three independent engineering firms to evaluate the cause and severity of the problems. Their reports confirm that cracking and spalling of this nature is unusual for a building only five years old, and attribute the problems to defective design and construction. They have recommended extensive permanent repairs to the exterior concrete. The Partnership has also retained an architectural firm to work with the engineers to develop specifications and to obtain bids from contractors to accomplish the necessary repairs. The Partnership expects to commence the repairs this Fall, and hopes they will be completed prior to the end of 1996.
The cost of the testing and engineering analysis, and the temporary repairs to date is estimated to be approximately $1.1 million (of which approximately $1,000,000 has been incurred through June 30, 1995). The costs of permanent repairs and other costs (increased maintenance, lost rent, etc) are still being developed, but are believed to be material.

The Partnership has notified its insurance carrier of these occurrences and its remedial activities to date; the carrier has not indicated whether or to what extent it will assume responsibility for testing and/or remediation costs. The Partnership has also initiated litigation against the architect, structural engineer and general contractor who designed and built the property.

The extent to which the above-described costs may be recoverable through insurance or litigation proceeds cannot be determined at this time.

3.  Investment in Participating Mortgage Loan

In January 1995, the Partnership funded $390,034, the remaining portion of its loan commitment to the borrower at the One Congress Street property. As a result of these advances, the Partnership has fully funded its loan commitment.

4.  Related Party Transactions

Realty and an affiliate of Realty provided property management services for four properties at June 30, 1995 and five properties at June 30, 1994. The Partnership paid Realty and its affiliate management fees of $159,322 and $163,795 for the six months ended June 30, 1995 and 1994, respectively.

Realty performs administrative functions, processes certain investor transactions and prepares tax information for the Partnership. For each of the six-month periods ended June 30, 1995 and 1994, the Partnership incurred approximately $219,000 for these services.

As of June 30, 1995, Realty and its affiliate were owed a total of approximately $50,000 for the above-mentioned services.

The Partnership borrowed funds from an affiliate of Realty. Interest expense, which was calculated at the prime rate, amounted to approximately $76,000 and $56,000 for the six months ended June 30, 1995 and 1994, respectively.

5.  Subsequent Event

On July 28, 1995, the Partnership paid a cash distribution of $.15 per Unit to Limited Partners. The cash distribution aggregated $1,484,994 with $1,336,495 distributed to Limited Partners and $148,499 distributed to the General Partners.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources


The Partnership raised $178,199,380 through a public offering which terminated in 1987. The Partnership has no plans to raise additional capital.

The Partnership had originally committed the proceeds raised in the offering to seven investments in loans or land leases, which provided for a fixed current return and participation in the long-term appreciation and/or revenue from operation of the properties involved in such investments. Due to the weakness in real estate markets, most of the properties did not generate sufficient cash flow to fully service their debt. As a result, the Partnership acquired, through foreclosure, or through transfers of ownership interests in lieu of foreclosure, all but one of the properties in which it originally invested. The resulting foreclosures have effectively changed the Partnership from a participating lender to an equity owner of real estate. As a result, the Partnership receives all cash flow from the properties it owns, and will be required to expend funds for tenant improvements and leasing commissions in connection with the leasing of vacant space as is customary in most real estate markets.

Many real estate markets are stabilizing primarily due to the continued absence of significant construction activity. However, the recovery of the office market has been and may continue to be slow because tenant demand is weak as a result of slow job growth. Retail sales have improved recently causing a steady demand for retail space.

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

The Partnership's liquidity depends in part upon cash flow from operations of its properties, expenditures for tenant improvements and leasing commissions in connection with the leasing of vacant space. During the three and six month periods ended June 30, 1995, all of the Partnership's properties generated positive cash flow from operations, and it is expected that they will continue to do so. Also, in these periods, Partnership cash flow from operations exceeded distributions to investors, capital expenditures and investments in participating mortgage loans.

During the six months ended June 30, 1995, the Partnership incurred approximately $788,000 of tenant improvements and leasing commissions (net of capital contributions from the minority interest), primarily in the Michelson joint venture.

As of June 30, 1995, the Partnership has commitments to fund approximately $1,560,000 of tenant improvements and leasing commissions (net of capital contributions due from the minority interest), primarily at the Michelson and Greenway Pointe properties.

The Partnership's participating mortgage loan is secured by the One Congress Street property. The office space there is 100% leased to a federal agency, the General Services Administration ("GSA") under a lease that is cancelable by the GSA for some or all of their space in August 1995 or thereafter and terminates in 1997. If GSA exercises its option to terminate some or all of its space, property cash flow will be reduced, and the owner may not be able to meet its minimum debt service obligation.

The borrower has made a claim against GSA of approximately $3.3 million for the costs incurred in connection with the GSA tenant improvements; GSA has responded by disputing the amount claimed. The borrower and GSA are continuing negotiations to resolve this matter.

The Partnership has borrowed approximately $1.7 million from an affiliate of Realty. The loan bears interest at the prime rate.

The Partnership has borrowed approximately $9,350,000 under two bank lines of credit which total $11,000,000. The loans bear interest, payable monthly, and are repayable in thirty-one installments beginning March 1, 1996. Effective March 17, 1995, the Partnership changed the interest rate on all of the loans to a fixed rate based on the LIBOR rate plus 1.75%. The Partnership can choose a period of one, two, three or six months during which the fixed rate will apply. The loans are secured by a first mortgage on the Greenway Pointe and Midway Crossing properties and an assignment of distributions from the Michelson property.

The Partnership provided a $5 million letter of credit, secured by the Partnership's cash reserves, to the first mortgage lender at the Deptford Crossing property to secure repayment. The letter of credit will be reduced to $3 million if the property achieves certain debt service coverage levels and meets other conditions of the first mortgage loan.

On July 28, 1995, the Partnership paid the second quarter cash distribution of $.15 per unit to Limited Partners. The total cash distribution was $1,484,994 with $1,336,495 distributed to Limited Partners and $148,499 distributed to the General Partner.

Further information relating to the Partnership's liquidity and capital resources is included in footnotes 2 and 3 to the consolidated financial statements in Item 1 above.

Operations

Fluctuations in the Partnership's operating results for the three and six-month periods ended June 30, 1995 compared to 1994 are primarily attributable to the following:

Rental income increased primarily because of higher occupancy and rental rates at 401 East Ontario Street and the inclusion of the operations of the Farmington, Genesee and Midway shopping centers for six months in 1995 versus three months in 1994.

Other income in 1995 includes a first quarter receipt of a $150,000 lease termination fee at the Michelson property. Other income in 1994 included the following non-recurring items: a first quarter receipt of $350,000 from the developer of the 401 East Ontario Street property and a second quarter receipt of approximately $211,000 from the partnerships which owned the four community shopping centers that were lost through foreclosure.

The increases in property operating expenses are primarily due to increased costs incurred at the 401 East Ontario Street property, and the inclusion of the operations of the Farmington, Midway and Genesee
Crossing shopping centers for six months in 1995 versus three months in 1994.

The increases in interest expense represent additional interest on the Partnership's loan payable to bank which increased by approximately $8,456,000 in August 1994, increased interest rates and the inclusion of the operations of the Farmington and Genesee shopping centers for six months in 1995 versus three months in 1994. These increases were partially offset by interest reductions because of the repayment of the Midway shopping center mortgage and foreclosure on the Hickory Ridge shopping center, both of which occurred in the latter half of 1994.

The increases in depreciation and amortization primarily resulted from increased capital expenditures for the Partnership's properties and the inclusion of the operations of the Farmington, Midway and Genesee Crossing shopping centers for six months in 1995 versus three months in 1994.

The decreases in general and administrative expenses primarily results from decreased legal fees.

A summary of the office, retail, residential and research and development building markets where the Partnership's properties are located, and the performance of each property is as follows:

Greenway Pointe, located in Columbia, Maryland has been affected by an oversupply of research and development buildings in its market area. Current vacancy levels in the Columbia research and development market are approximately 18%. During the second quarter of 1995, occupancy at the property remained at 99%. Leases totaling 25% of the property's space are scheduled to expire in 1996.

401 East Ontario Street is located in a strong residential sub-market in Chicago, Illinois in which the market vacancy rate is very low. There is no new construction in this market and many competing area properties have converted to condominiums. During the second quarter of 1995, occupancy at the property remained at 94%.

Favorable lease rates are attracting tenants to the office market in Irvine, California, the location of 2600 Michelson Drive, where the market vacancy rate is approximately 15%. The steady absorption of space and the lack of new construction are leading to a tightening of available quality office space in this sub-market. During the second quarter of 1995, occupancy at the property increased to 92% (including the lease of a tenant which moved into its space in the third quarter). Leases for approximately 10% of the property's space are scheduled to expire during the remainder of 1995 and 1996.

Deptford Crossing, located in Deptford, New Jersey, has been affected by a combination of the recession in real estate and retailer reluctance to expand, which has exerted downward pressure on rents and has made further leasing difficult. During the second quarter of 1995, occupancy at the property increased from 82% to 84%. No significant leases are scheduled to expire before 1997.

In contrast, Rochester Hills, Michigan, the location of Hampton Village Centre, has remained a relatively stable and strong retail market. During the second quarter of 1995, occupancy at the property remained at 96%. Leases for approximately 10% of the property's space are scheduled to expire in 1996.

The office space at One Congress Street, located in Boston, Massachusetts has not been affected by the recent strengthening in the Boston office market. However, some or all of the space covered by the GSA lease is cancelable beginning in August 1995 and terminates in 1997.
Additionally, the retail space, which is a small portion of the property, has been difficult to lease due to reduced demand for retail space. During the second quarter of 1995, occupancy at the office and garage space remained at 100%, and the retail space which is not a significant portion of the overall space is substantially vacant.

Flint, Michigan, the location of the Genesee Crossing shopping center, is an active retail market with a relatively low vacancy rate. During the second quarter of 1995, occupancy at the property remained at 99%.
No significant leases are scheduled to expire in the near future. Builder's Square, which owns an 80,000 square foot store at the center, has announced it will leave its building at the end of the year and move
into a  bigger  location in  the area.   Builder's Square has leased the
space to two new tenants which are home entertainment and electronics retailers. The Partnership believes that the new retailers will increase traffic at the property.

Elyria, Ohio, the location of the Midway Crossing shopping center, is a relatively stable retail market, with little vacancy in the vicinity.
The property is located across from a successful regional mall. During the second quarter of 1995, the property remained fully occupied. Leases totaling 12% of the property's space are scheduled to expire in 1996.

Farmington Crossroads shopping center is located in the affluent suburban community of Farmington, Michigan. Farmington's retail market has a relatively low vacancy rate. During the second quarter of 1995, occupancy at the property remained at 93%. No significant leases are scheduled to expire in the near future.

Inflation

    Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

  a)  Exhibits - not applicable.

  b)  Reports on Form 8-K -
      Report dated May 30, 1995 of the Valuation per Unit of
      Limited Partnership Interest at December 31, 1994.

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


                                   DEAN WITTER REALTY YIELD PLUS, L.P.


                                   By:   Dean Witter Realty Yield Plus Inc.
                                         Managing General Partner



Date:  August 14, 1995             By:   /s/E. Davisson Hardman, Jr.
                                         E. Davisson Hardman, Jr.
                                         President



Date:  August 14, 1995             By:   /s/Lawrence Volpe
                                         Lawrence Volpe
                                         Controller
                                         (Principal Financial and
                                          Accounting Officer)