Form 10-Q
period 1995-09-30
DEAN WITTER REALTY YIELD PLUS L P
filed 1995-11-14
CIK 810116

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                      For the period ended September 30, 1995

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

                            PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          DEAN WITTER REALTY YIELD PLUS, L.P.

                              Consolidated Balance Sheets
                                                     September 30,       December 31,
                                                          1995               1994

                                        ASSETS
Real estate, at cost:
  Land                                               $ 11,735,340      $  31,695,941
  Buildings and improvements                           92,609,183        142,956,910
                                                      104,344,523        174,652,851
  Accumulated depreciation                             13,333,303         12,098,192
                                                       91,011,220        162,554,659

Real estate held for sale                              61,936,070               -

Investment in participating mortgage loan,
  net of allowance of $14,570,278 at
  June 30, 1995 and December 31, 1994                  19,974,382         19,584,348

Cash and cash equivalents, at cost
  which approximates market                             6,834,218          4,772,726

Cash in escrow                                          5,000,000          5,000,000

Deferred expenses, net                                  1,800,290          1,488,502

Other assets                                            2,281,384          2,410,682

                                                     $188,837,564       $195,810,917

                          LIABILITIES AND PARTNERS' CAPITAL

Mortgage notes payable                              $  57,631,454      $  57,714,877

Accounts payable and other liabilities                  5,918,262          4,615,541

Loan from affiliate                                     1,710,899          1,726,524

Loans payable to bank                                   9,350,557          9,350,557

Minority interests                                     19,363,395         19,873,023
                                                       93,974,567         93,280,522
Partners' capital (deficiency):
  General partners                                     (6,381,636)        (5,614,897)
  Limited partners ($20 per Unit,
    8,909,969 Units issued)                           101,244,633        108,145,292

          Total partners' capital                      94,862,997        102,530,395

                                                     $188,837,564       $195,810,917

             See accompanying notes to consolidated financial statements.
/TABLE

                                  DEAN WITTER REALTY YIELD PLUS, L.P.

                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                        Three and nine months ended September 30, 1995 and 1994
                                               Three months ended           Nine months ended
                                                   September 30,                September 30,
                                               1995          1994           1995            1994
Revenues:
  Rental                                  $7,201,129     $6,744,896     $20,490,325     $18,446,423
  Interest on participating
    mortgage loan                            692,647        652,331       2,060,315       1,942,991
  Interest on short-term investments         127,235        107,717         361,834         252,598
  Other                                      169,857        295,447         611,844       1,075,143
                                           8,190,868      7,800,391      23,524,318      21,717,155
Expenses:
  Property operating                       3,617,427      2,678,905      10,475,336       7,399,347
  Interest                                 1,501,345      1,485,713       4,505,951       3,859,070
  Depreciation                             1,160,413      1,091,901       3,450,074       3,071,502
  Amortization                               124,744        190,722         357,577         321,834
  General and administrative                 160,421        283,929         604,765         888,072
  Loss on impairment of real estate        6,931,459           -          6,931,459            -
                                          13,495,809      5,731,170      26,325,162      15,539,825

(Loss) income before minority interests   (5,304,941)     2,069,221      (2,800,844)      6,177,330

Minority interests                           106,356        186,083         411,572         599,349

(Loss) income before gain on refinancing
  of debt                                 (5,411,297)     1,883,138      (3,212,416)      5,577,981

Gain on refinancing of debt                     -           626,375           -             626,375

Net (loss) income                        $(5,411,297)    $2,509,513     $(3,212,416)    $ 6,204,356

Net (loss) income allocated to:
  Limited partners                       $(4,870,167)   $ 2,258,562     $(2,891,174)    $ 5,583,920
  General partners                          (541,130)       250,951        (321,242)        620,436

                                         $(5,411,297)   $ 2,509,513     $(3,212,416)    $ 6,204,356

Net (loss) income per Unit of limited
  partnership interest                         $(.55)          $.25           $(.32)           $.62

                     See accompanying notes to consolidated financial statements.
/TABLE

                          DEAN WITTER REALTY YIELD PLUS, L.P.

                     Consolidated Statement of Partners' Capital

                         Nine months ended September 30, 1995

                                        Limited          General
                                        Partners         Partners           Total

Partners' capital (deficiency)
   at January 1, 1995                $108,145,292      $(5,614,897)     $102,530,395

Net loss                               (2,891,174)        (321,242)       (3,212,416)

Cash distributions                     (4,009,485)        (445,497)       (4,454,982)

Partners' capital (deficiency)
   at September 30, 1995             $101,244,633      $(6,381,636)     $ 94,862,997









             See accompanying notes to consolidated financial statements.

                          DEAN WITTER REALTY YIELD PLUS, L.P.

                         Consolidated Statements of Cash Flows

                     Nine months ended September 30, 1995 and 1994
                                                       1995                  1994
Cash flows from operating activities:
  Net (loss) income                              $  (3,212,416)         $  6,204,356
  Adjustments to reconcile net (loss) income to
    net cash provided by operating activities:
  Depreciation and amortization                      3,807,651             3,393,336
  Minority interests in earnings of
    consolidated partnerships                          411,572               599,349
  Loss on impairment of real estate                  6,931,459                  -
  Increase in deferred expenses                       (669,365)             (521,112)
  Decrease in other assets                             129,298               830,778
  Increase (decrease) in accounts payable and
    other liabilities                                1,302,721            (1,330,843)

Net cash provided by operating activities            8,700,920             9,175,864

Cash flows from investing activities:
  Investment in participating mortgage loan           (390,034)                 -
  Additions to real estate                            (774,164)           (1,892,527)

Net cash used in investing activities               (1,164,198)           (1,892,527)

Cash flows from financing activities:
  Cash distributions                                (4,454,982)           (4,454,982)
  Repayments of mortgage notes                         (83,423)           (8,821,266)
  Contributions by minority interest to
    consolidated partnership                           482,543               821,131
  Minority interest in distributions from
    consolidated partnership                        (1,403,743)           (1,091,066)
  Repayments of bank loan                                 -                 (279,563)
  Proceeds from bank loans                                -                8,555,404
  Cash received from acquisition of partnerships          -                  253,660
  Decrease in loan from affiliate                      (15,625)             (222,122)

Net cash used in financing activities               (5,475,230)           (5,238,804)

Increase in cash and cash equivalents                2,061,492             2,044,533

Cash and cash equivalents at beginning of period     4,772,726             4,859,851

Cash and cash equivalents at end of period        $  6,834,218           $ 6,904,384

Supplemental disclosure of cash flow information:
  Cash paid for interest                           $ 4,517,560           $ 3,652,009

                                       (Cont'd)

             See accompanying notes to consolidated financial statements.
/TABLE

                          DEAN WITTER REALTY YIELD PLUS, L.P.

                         Consolidated Statements of Cash Flows

                     Nine months ended September 30, 1995 and 1994
                                       (Cont'd)


                                                       1995                  1994

Supplemental disclosure of non-cash investing activities:

  Reclassification of real estate held for sale:

    Real estate, at cost
       Land                                       $ 15,480,507           $      -
       Buildings and improvement                    48,670,526                  -
       Accumulated depreciation                     (2,214,963)                 -

       Real estate held for sale                  $ 61,936,070          $       -



  Assets acquired and liabilities assumed on receipt of partnership interests in lieu of foreclosure of secured loan:

       Real estate                                $       -             $(25,731,946)

       Other assets                               $       -             $    (95,541)

       Mortgage notes                             $       -             $ 25,598,317

       Accounts payable and accrued liabilities   $       -             $    482,830

       Foreclosure of real estate:
         Real estate                              $       -             $  4,150,000

         Mortgage note                            $       -             $ (4,150,000)






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

Net income (loss) per Unit amounts are calculated by dividing net income
(loss) allocated to Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

Certain 1994 amounts have been reclassified to conform to 1995 presentation.

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim periods. Except for the recognition of loss on impairment of real estate and the reclassification of real estate held for sale, such adjustments consist only of normal recurring accruals.

The Partnership does not expect that adoption of SFAS 114, SFAS 118 and SFAS 121 regarding impairment of the Partnership's assets will have a significant impact on the Partnership's financial statements.

2. Real Estate

In late February 1995, cracks and spalling were observed on certain portions of the concrete exterior at the 401 East Ontario Street property in Chicago, IL. The worst spalls have been removed and temporary repairs were completed. Beginning in March, the Partnership retained the services of three independent engineering firms which completed studies and submitted separate reports. Their reports confirmed that cracking and spalling of this nature is highly unusual for a building of this age, and attribute the problems to both the defective design and construction of the building. The Partnership also retained an architectural firm to work with the engineers in developing permanent repair specifications. Drawings and specifications for the exterior concrete repair work were submitted to five qualified contractors for bidding purposes. The contract was awarded to the lowest bidder. Permanent repair work was commenced in September and is currently scheduled to be completed prior to December 31, 1996. The extensive testing and engineering analysis, as well as the temporary repairs, have cost approximately $1 million and the cost of permanent repairs is expected to be approximately $6 million (of which only a minimal amount has been incurred through September 30, 1995.) Other costs (litigation, rent loss, increased maintenance, etc.) are still being developed.

The Partnership has notified its insurance carrier of these occurrences and its remedial activities to date. The carrier has not indicated whether, or to what extent, it will assume responsibility for testing and/or remediation costs. In early May, the Partnership initiated litigation against those it deemed responsible for the design and construction of the building including the architect, structural engineer, general contractor and others.

The extent to which the above-described costs may be recoverable through insurance or litigation proceeds cannot be determined at this time.

On October 19, 1995, the Partnership and certain of its subsidiaries entered into an agreement to sell to an unaffiliated party, at a price which exceeds the Partnership's carrying values, the land and buildings which comprise the Farmington Crossroads, Genessee Crossing, Hampton Village Centre and Midway Crossing shopping centers. These shopping centers in the aggregate consist of approximately 802,000 rentable square feet. As part of the agreement, two affiliated public partnerships, Dean Witter Realty Income Partnership II, L.P. and Dean Witter Realty Income Partnership III, L.P., also agreed to sell certain shopping centers owned by them.

The buyer is conducting its due diligence review, and may terminate the agreement at any time through November 30, 1995. Accordingly, there can be no assurance that the Partnership's properties identified above will be sold.

The sale is scheduled to close December 11, 1995, but the date may be accelerated or postponed.

The net carrying value of the shopping centers to be sold has been reclassified to real estate held for sale in the balance sheet.

The aggregate income from the shopping centers to be sold during the three- and nine-month periods ended September 30, 1995 was approximately $467,000 and $1,143,000, respectively.

If the Partnership completes the sale of the above-mentioned properties, the Partnership will pay in full its loans from affiliate and the loans payable to bank; interest expense relating to these loans was approximately $226,000 and $698,000 during the three- and nine-month periods ending September 30, 1995.

Because of continuing weakness in the Deptford, New Jersey retail market, and the likelihood that such weakness would persist for several years, in the third quarter of 1995, the Partnership concluded that there was a decline in the value of the Deptford Crossing shopping center and that the decline was other-than-temporary. Accordingly, the Partnership recorded a loss on impairment of the property of approximately $6,931,000 at September 30, 1995.

3.  Investment in Participating Mortgage Loan

In January 1995, the Partnership funded $390,034, the remaining portion of its loan commitment to the borrower at the One Congress Street property; this amount was reserved in full in 1994. As a result of these advances, the Partnership has fully funded its loan commitment.

4.  Related Party Transactions

Realty and an affiliate of Realty provided property management services for four properties at September 30, 1995 and five properties at September 30, 1994. The Partnership paid Realty and its affiliate management fees of $241,034 and $246,406 for the nine months ended September 30, 1995 and 1994, respectively.

Realty performs administrative functions, processes certain investor transactions and prepares tax information for the Partnership. For each of the nine-month periods ended September 30, 1995 and 1994, the Partnership incurred approximately $336,000 and $328,000, respectively for these services.

As of September 30, 1995, Realty and its affiliate were owed a total of approximately $63,000 for the above-mentioned services.

The Partnership borrowed funds from an affiliate of Realty. Borrowings are repayable on demand, but no later than July 1, 1997. Interest expense, which was calculated at the prime rate, amounted to $116,361 and $88,870 for the nine months ended September 30, 1995 and 1994, respectively.

5.  Subsequent Event

On October 30, 1995, the Partnership paid a cash distribution of $.15 per Unit to Limited Partners. The cash distribution aggregated $1,484,994 with $1,336,495 distributed to Limited Partners and $148,499 distributed to the General Partners.

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

Many real estate markets are stabilizing. Continued space absorption and restrained construction have reduced vacancy levels of office properties in certain markets. With the substantial amount of office space still available, however, office rental rates are improving only modestly and in select regions. At current rental rates, significant office construction activity is considered unlikely in the near-term in all but a few markets. Retail sales are currently sluggish except for several discount retailers such as Wal-Mart and "category killer" retailers that continue to seek increased market share. Many retail center property owners, including the Partnership, have experienced the effect of this trend.

Real estate markets are generally divided into sub-markets by geographic location and property type. Not all sub-markets have been affected equally by the above factors.

On October 19, 1995, the Partnership and certain of its subsidiaries entered into an agreement with an unaffiliated party, to sell, at a price which exceeds the Partnership's carrying values, the land and buildings which comprise the Farmington Crossroads, Genessee Crossing, Hampton Village Centre and Midway Crossing shopping centers. These shopping centers in the aggregate consist of approximately 802,000 rentable square feet.

The buyer is conducting its due diligence review, and may terminate the agreement at any time through November 30, 1995. Accordingly, there can be no assurance that the Partnership's properties identified above will be sold.

The sale is scheduled to close December 11, 1995, but the date may be accelerated or postponed.

The sale of the shopping centers will reduce future Partnership earnings and cash flow. The aggregate net income from the shopping centers to be sold during the three- and nine-month periods ended September 30, 1995 was approximately $467,000 and $1,143,000, respectively. The aggregate cash flow from operations from these shopping centers during the three- and nine-month periods ended September 30, 1995 was approximately $800,000 and $2,141,000, respectively.

If the Partnership completes the sale of the above-mentioned properties, the Partnership will pay in full its loans from affiliate and the loans payable to bank; interest expense relating to these loans was approximately $226,000 and $698,000 during the three- and nine-month periods ending September 30, 1995.

The Partnership's liquidity depends primarily upon cash flow from operations of its properties, expenditures for tenant improvements and leasing commissions in connection with the leasing of vacant space. During the three- and nine-month periods ended September 30, 1995, all of the Partnership's properties generated positive cash flow from operations, and it is expected that they will continue to do so. Also, in these periods, Partnership cash flow from operations exceeded distributions to investors, capital expenditures and investments in participating mortgage loans.

During the nine months ended September 30, 1995, the Partnership incurred approximately $961,000 of tenant improvements and leasing commissions (net of capital contributions from the minority interest), primarily relating to the Michelson joint venture and retail space at the 401 East Ontario Street property.

As described in footnote 2 to the consolidated financial statements in
Item 1 above, the Partnership expects to fund a significant amount of expenditures to repair the exterior wall at 401 East Ontario Street.

In addition, as of September 30, 1995, the Partnership has commitments to fund approximately $1,650,000 of tenant improvements and leasing commissions (net of capital contributions due from the minority interest), primarily at the Michelson and Greenway Pointe properties. The Partnership expects that for the remainder of 1995 and in 1996, the repairs at 401 East Ontario Street, capital expenditures and cash distributions will be funded from operating cash flows, the funds from the sale of the shopping centers and existing cash reserves.

The Partnership's participating mortgage loan is secured by the One Congress Street property. The office space there is 100% leased to a federal agency, the General Services Administration ("GSA") under a lease that is cancelable by the GSA for some or all of their space in August 1995 or thereafter and terminates in 1997. To date, GSA has not exercised its option to terminate some or all of its space; however, if GSA elects to exercise its option in the future, property cash flow will be reduced, and the owner/borrower of the One Congress Street property may not be able to meet its minimum debt service obligation.

Prior to 1995, the Partnership has borrowed approximately $1.7 million from an affiliate of Realty. The loan bears interest at the prime rate.

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

If the Partnership completes the above-mentioned sale of certain of its shopping centers, it will use the proceeds to pay in full its mortgage
note payable securing the Farmington Crossroads shopping centers.   As
part of the sale agreement, the buyer will assume the Partnership's mortgage notes payable securing the Hampton Village Centre and Genessee Crossing shopping centers. The total amount of mortgage notes payable to be repaid or assumed by the buyer is approximately $41,600,000.

The Partnership provided a $5 million letter of credit, secured by the Partnership's cash reserves, to the first mortgage lender at the Deptford Crossing property to secure repayment. The Partnership is currently negotiating a restructuring and extension of the mortgage note payable securing the Deptford Crossing shopping center which is due March 1996.

The increase in accounts payable and other liabilities is due to normal accrual of real estate taxes and the accrual for unpaid repair work at 401 East Ontario Street which was completed by September 30, 1995.

The Partnership does not expect that adoption of SFAS 114, SFAS 118 and SFAS 121 regarding impairment of the Partnership's assets will have a significant impact on the Partnership's financial statements.

On October 30, 1995, the Partnership paid the third quarter cash distribution of $.15 per Unit to Limited Partners. The total cash distribution was $1,484,994 with $1,336,495 distributed to Limited Partners and $148,499 distributed to the General Partner.

Further information relating to the Partnership's liquidity and capital resources is included in footnotes 2 and 3 to the consolidated financial statements in Item 1 above.

Operations

Fluctuations in the Partnership's operating results for the nine and three-month periods ended September 30, 1995 compared to 1994 are primarily attributable to the following:

Rental income for the nine months ended September 30, 1995 increased primarily because of higher rental rates at 401 East Ontario Street, higher occupancy at the Greenway Pointe property, increased pass-through income at the Midway Crossing shopping center and the inclusion of the operations of the Farmington, Genessee and Midway shopping centers for nine months in 1995 versus six months in 1994. These increases were partially offset by lower pass-through income from Hampton Village Centre and the loss of income from the foreclosure of the Hickory Ridge shopping center in September 1994.

Rental income for the three months ended September 30, 1995 increased primarily because of higher occupancies at the Greenway Pointe and Michelson properties and increased pass-through income at the Midway Crossing shopping center. These increases were partially offset by lower pass-through income from Hampton Village Centre and the above-mentioned loss of income from the Hickory Ridge shopping center.

Non-recurring other income in 1995 includes a first quarter receipt of a $150,000 lease termination fee at the Michelson property. Other income in 1994 included the following non-recurring items: a first quarter receipt of $350,000 from the developer of the 401 East Ontario Street property, a second quarter receipt of approximately $211,000 from the partnerships which owned the four community shopping centers that were lost through foreclosure and third quarter miscellaneous income of $142,000 from the Midway Crossing and Hickory Ridge shopping centers.

The increase in property operating expenses for the nine months ending September 30, 1995 is primarily due to increased costs incurred at the 401 East Ontario Street and Hampton Village Centre properties, reserves of certain uncollectible tenant receivables at the Hampton and Midway shopping centers, and the inclusion of the operations of the Farmington, Midway and Genessee Crossing shopping centers for nine months in 1995 versus six months in 1994.

The increase in property operating expenses for the three months ended September 30, 1995 is primarily due to increased property operating expenses at the 401 East Ontario Street and Deptford Crossing properties and reserves of certain uncollectible tenant receivables.

The increases in interest expense represent additional interest on the Partnership's loan payable to bank which increased by approximately $8,456,000 in August 1994 (to repay the mortgage note payable securing the Midway Crossing shopping center), increased interest rates and the inclusion of the operations of the Farmington and Genessee shopping centers for nine months in 1995 versus six months in 1994. These increases were partially offset by interest reductions resulting from the repayment of the Midway shopping center mortgage (which was outstanding for only three months in 1994) at the end of the third quarter of 1994 and the above-mentioned loss of the Hickory Ridge shopping center.

The increases in depreciation and amortization during the nine months ended September 30, 1995 primarily resulted from increased capital expenditures for the Partnership's properties and the inclusion of the operations of the Farmington, Midway and Genessee Crossing shopping centers for nine months in 1995 versus six months in 1994.

The decreases in general and administrative expenses primarily results from decreased legal fees.

A summary of the office, retail, residential and research and development building markets where the Partnership's properties are located, and the performance of each property is as follows:

The current vacancy rate in the Columbia, Maryland research and development market, the location of Greenway Pointe, is 14%; this market suffers from an oversupply of buildings which will take many years to work off. However, during the third quarter of 1995, occupancy at the property remained at 99%. The lease of G Tech, which occupies approximately 20% of the property's space, expires in September 1996; it is unlikely that this tenant will renew its space.

The 401 East Ontario property is located in a strong luxury residential submarket in the central business district of Chicago, Illinois. There is currently no new luxury high rise construction in this submarket, and many competing properties are in the process of converting to condominium ownership. During the third quarter of 1995, new and existing residents have continued to receive rental increases and the property is 93% occupied. The current occupancy is slightly below market; this may be caused by construction activity associated with the above-mentioned repairs. It is not known at this time what effect the repair program will have on rents and occupancy in the near future.

Favorable lease rates are attracting tenants to the office market in Irvine, California, the location of 2600 Michelson Drive, where the market vacancy rate is approximately 15%. At September 30, 1995, occupancy at the property was 92%. No significant leases are scheduled to expire before 1998.

Deptford, New Jersey, the location of Deptford Crossing, has a high vacancy rate which has exerted downward pressure on rents and has made further leasing difficult. During the third quarter of 1995, occupancy at the property decreased from 84% to 82%. No significant leases are scheduled to expire before 1997.

Because the office space at One Congress Street, located in Boston, Massachusetts is fully leased, the property has not been affected by the recent strengthening in the Boston office market. However, some or all of the space covered by the GSA lease is cancelable beginning in August 1995 and terminates in 1997. The retail space has been difficult to lease. During the third quarter of 1995, occupancy at the office and garage space, remained at 100%, and the retail space, which is not a significant portion of the overall space, is substantially vacant.

A summary of the retail markets where the Partnership's properties to be sold are located and the performance of each property is as follows:

Rochester Hills, Michigan, the location of Hampton Village Centre, has remained a relatively stable and strong retail market. During the third quarter of 1995, occupancy at the property remained at 96%. Leases for approximately 10% of the property's space are scheduled to expire in 1996.

Flint, Michigan, the location of the Genessee Crossing shopping center, is an active retail market with a relatively low vacancy rate. During the third quarter of 1995, occupancy at the property remained at 99%.
No significant leases are scheduled to expire in the near future. Builder's Square, which owns an 80,000 square foot store at the center, has announced it will leave its building at the end of the year and move
into a  bigger  location in  the area.   Builder's Square has leased the
space to two new tenants which are home entertainment and electronics retailers. The Partnership believes that the new retailers will increase traffic at the property.

Elyria, Ohio, the location of the Midway Crossing shopping center, is a relatively stable retail market, with little vacancy in the vicinity. The property is located across from a successful regional mall. During the third quarter of 1995, the property remained fully occupied. Leases totaling 12% of the property's space are scheduled to expire in 1996.

Farmington Crossroads shopping center is located in the affluent suburban community of Farmington, Michigan. Farmington's retail market has a relatively low vacancy rate. During the third quarter of 1995, occupancy at the property remained at 93%. No significant leases are scheduled to expire in the near future.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

  a)  Exhibits - not applicable.

  b)  Reports on Form 8-K -
      Report dated October 19, 1995 regarding the agreement to sell certain of the Partnership's retail shopping centers.

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


                                   DEAN WITTER REALTY YIELD PLUS, L.P.


                                   By:   Dean Witter Realty Yield Plus Inc.
                                         Managing General Partner



Date:  November 14, 1995           By:   /s/E. Davisson Hardman, Jr.
                                         E. Davisson Hardman, Jr.
                                         President



Date:  November 14, 1995           By:   /s/Lawrence Volpe
                                         Lawrence Volpe
                                         Controller
                                         (Principal Financial and
                                          Accounting Officer)