Form 10-K
period 1995-12-31
DEAN WITTER REALTY YIELD PLUS L P
filed 1996-04-01
CIK 810116

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K

[ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1995

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

                   DOCUMENTS INCORPORATED BY REFERENCE
                                  None
                                 PART I.

ITEM 1.BUSINESS.

     The Registrant, Dean Witter Realty Yield Plus, L.P. (the
"Partnership"), is a limited partnership organized in January 1987 under the Uniform Limited Partnership Act of the State of Delaware for the purpose of investing in income-producing commercial, residential and industrial properties.

     The Managing General Partner of the Partnership is Dean Witter Realty Yield Plus Inc. (the "Managing General Partner"), a Delaware corporation which is wholly-owned by Dean Witter Realty Inc. ("Realty"). The Associate General Partner is Dean Witter Realty Yield Plus Associates, L.P. (the "Associate General Partner"), a Delaware limited partnership, the general partner of which is the Managing General Partner. The Managing General Partner manages and controls all aspects of the business of the Partnership. The terms of transactions between the Partnership and its affiliates are set forth in the consolidated financial statements in Item 8 and in Item 13 below.

     The Partnership issued 8,909,969 units of limited partnership interests (the "Units") for $178,199,380. The offering has been terminated and no additional Units will be sold.

     The proceeds from the offering were used to make investments in six participating mortgage loans and land leases secured by interests in two retail properties, two office buildings, one residential property, and an office and parking garage complex. Additionally, proceeds were used to make an investment in a short-term loan secured by eleven partnership interests. The Partnership subsequently acquired the real estate securing all but one of the foregoing loans through foreclosure or through transfers of ownership in lieu of foreclosure and sold three properties. The Partnership's properties and investment in participating mortgage loan are described in Item 2 below.

     The Partnership considers its business to include one industry segment, investment in real property. Financial information regarding the Partnership is in the Partnership's financial statements in Item 8 below.

     The Partnership's real property investments are subject to competition from similar types of properties in the vicinities in which they are located. Further information regarding competition and market conditions where the Partnership's properties are located is set forth in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     The Partnership has no employees.

     All of the Partnership's business is conducted in the United States.

ITEM 2.  PROPERTIES.

      The Partnership's principal offices are located at Two World Trade Center, New York, New York 10048. The Partnership has no other offices.

      The Partnership owns directly or through a partnership interest the following interests in real estate and real estate loan. Generally, the leases pertaining to the properties provide for pass-throughs to the tenants of their pro-rata share of certain operating expenses. In the opinion of the Managing General Partner, all of the properties are adequately covered by insurance.

                                Date of       Initial    Net Rentable
                              Completion/   Investment2      Area          Ownership of
Property, location and type   Acquisition1     ($000)    (000 sq. ft.)   Land & Improvements
Greenway Pointe3               1988/1990      $8,315          120         99.99% general part-
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

2600 Michelson Drive         1986-89/1990    $36,000          390         50.81% general part-
  Irvine, Ca                                                              nership interest.5
  3 office buildings

Deptford Crossing3             1991/1992     $18,291          200         100% through interests
  Deptford, NJ                                                            in general partner-
  shopping center                                                         ships and corporations.

Genessee Crossing3             1988/1994      $8,640          309         100% through interests
  Flint, MI                                                               in general partnerships
  shopping center                                                         and corporations.

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

One Congress Street          1990,91/1989    $34,350   office-246         58% of a permanent
  Boston, MA                                            retail-37         second mortgage
  office building and                                                     loan.
  garage


Farmington Crossroads7         1985/1994      $4,022           84         50% through interests
  Farmington Hills, MI                                                    in general partnerships
  shopping center                                                         and corporations.6

Hampton Village Centre7     1988-1993/1993   $42,798          450         100% through interests
  Rochester Hills, MI                                                     in general partner-
  shopping center                                                         ships and corporations.

Midway Crossing7               1987/1994      $8,919          134         100% through interests
  Elyria, OH                                                              in general partnerships
  shopping center                                                         and corporations.



1.   Acquisition date is date of foreclosure or in-substance foreclosure.

2. Estimated fair value on foreclosure or in-substance foreclosure date, or loan amount.

3.   Property is subject to a mortgage loan.  See note 7 to the consolidated financial statements in Item 8.

4.   The Managing General Partner owns the remaining .01% general partnership interest in the partnership.

5.   Dean Witter Realty Yield Plus II, L.P., an affiliate of the Partnership owns the remaining 49.19% general partnership interest.  The total cost of the property was approximately $71 million.

6. The remaining 50% interest was owned by a principal of the developer of the property.

7.   Property sold in December 1995.  See Note 5 to the consolidated financial statements in Item 8.

         Each property has been built with on-site parking facilities.

     An affiliate of Realty is the property manager for Greenway Pointe, 2600 Michelson Drive and Deptford Crossing.

     Further information relating to the Partnership's properties is included in Item 7 and footnotes 4, 5 and 6 to the consolidated financial statements in Item 8 below.

ITEM 3.  LEGAL PROCEEDINGS.

     On December 27, 1995, a class action lawsuit (the "Grigsby Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner and Associate General Partner), Realty, Dean Witter Reynolds Inc. and others as defendants was filed in Superior Court in California. The complaint alleges fraud, negligent misrepresentation, intentional and negligent breach of fiduciary duty, unjust enrichment and related claims and seeks compensatory and punitive damages in unspecified amounts and injunctive and other equitable relief. The defendants have removed the case to the United States District Court for the Southern District of California.
The parties have signed a stipulation requesting that the action be transferred to the United States District Court for the Southern District of New York. The defendants have not yet responded to the complaint and intend to vigorously defend the action.

     On February 14, 1996, a class action lawsuit (the "Schectman Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, Dean Witter Discover & Co., and Dean Witter Reynolds Inc. as defendants was filed in the Chancery Court of Delaware for New Castle County. The complaint alleges reckless and/or negligent misrepresentation and nondisclosure, breach of fiduciary duty and related claims and seeks an accounting of profits and rescissory and/or compensatory damages in unspecified amounts. The defendants have not yet responded to the complaint and intend to vigorously defend the action.

     On February 23, 1996, a class action lawsuit (the "Dosky Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, Dean Witter Discover & Co., Dean Witter Reynolds Inc. and others as defendants was filed in the Chancery Court of Delaware for New Castle County. The complaint alleges breach of fiduciary duty and seeks an accounting of profits, compensatory damages in unspecified amounts, possible liquidation of the Partnership under a receiver's supervision and other equitable relief. The defendants have not yet responded to the complaint and intend to vigorously defend the action.

     On February 29, 1996, a class action lawsuit (the "Segel Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, Dean Witter Reynolds Inc., Dean Witter Discover & Co. and others as defendants was filed in the Chancery Court of Delaware for New Castle County. The complaint alleges breach of fiduciary duty and seeks an accounting of profits, compensatory damages in unspecified amounts, possible liquidation of the Partnership under a receiver's supervision and other equitable relief. The defendants have not yet responded to the complaint and intend to vigorously defend the action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the fourth quarter of the fiscal year to a vote of Unit holders.

                                PART II.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     An established public trading market for the Units does not exist, and it is not anticipated that such a market will develop in the future. Accordingly, information as to the market value of a Unit at any given date is not available. However, the Partnership does allow limited partners (the "Limited Partners") to transfer their Units, if a suitable buyer can be located.

     As of March 18, 1996, there were 17,459 holders of limited partnership interests.

     The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make quarterly distributions of cash to its partners. Pursuant to the Partnership Agreement, distributable cash, as defined, is paid 90% to the Limited Partners and 10% to the general partners (the "General Partners"). Pursuant to the agreement, $1,239,345 of the General Partner's share of such net cash flow distributable to them through December 31, 1990, was deferred subject to receipt by the Limited Partners of an 8% annual return on their invested capital through that date.

     During each of the years ended December 31, 1995 and 1994, the Partnership paid quarterly cash distributions aggregating $.60 per Unit to Limited Partners. The total distributions each year amounted to $5,939,976, with $5,345,980 distributed to the Limited Partners and $593,996 distributed to the General Partners.

     In January 1996, the Partnership paid a cash distribution of $0.15 per Unit to Limited Partners. The distribution was $1,484,994 with $1,336,495 distributed to Limited Partners and $148,499 distributed to the General Partners. The Partnership also paid a distribution in January 1996 of the net proceeds from the sale of the shopping centers. All of the net proceeds of $6,412,164 ($.72 per Unit) were distributed to the Limited Partners; the General Partner deferred receipt of any proceeds, as permitted by the Partnership agreement.

     The Partnership anticipates making regular distributions to its partners in the future.

     Sale or financing proceeds will be distributed, to the extent available: first, 97% to the Limited Partners and 3% to the General Partners until each Limited Partner has received a return of their invested capital plus an amount sufficient to provide a 10% cumulative annual return thereon; second, 100% to the General Partners until they have received the amount of any net cash flow previously deferred and not distributed; and third, 85% to the Limited Partners and 15% to the General Partners. During the years ended December 31, 1995 and 1994, the Partnership did not distribute any sale or financing proceeds.

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

ITEM 6.   SELECTED FINANCIAL DATA.

     The following sets forth a summary of selected financial data for the Partnership:

                          DEAN WITTER REALTY YIELD PLUS, L.P.

           For the years ended December 31, 1995, 1994, 1993, 1992 and 1991

                       19951           1994         1993        1992         1991

Total revenues      $ 34,399,506  $ 29,051,935 $ 21,141,666$  14,170,837 $ 17,485,712

Income (loss) before                           2                        3
  extraordinary item$  1,343,582   $  4,024,646 $(7,155,221)2$(30,160,877)$  8,364,953

Extraordinary item  $       -     $    626,375   $       - $         -   $      -
                                 1            2                         3
Net income (loss)    $  1,343,582  $  4,651,021 $(7,155,221)2$(30,160,877)$  8,364,953

Per Unit of limited
  partnership interest:
    Income (loss) before
      extraordinary item    $.17          $.41        $(.72)     $(3.05)        $ .84

  Extraordinary item        $  -          $.06          -           -            -

  Net income (loss)         $.17          $.47        $(.72)     $(3.05)        $ .84

Cash distribution paid per Unit
  of limited partnership
  interest4                 $.60          $.60          $.60        $.97        $1.20


Total assets at
  December 31       $141,753,976  $195,810,917  $175,847,369$139,074,207 $192,070,715

Long term debt due
  after one year    $ 19,823,736  $ 66,887,850  $ 45,554,079 $     -     $     -


1.      Revenues and income include a $3.3 million gain on sale of real estate and income is net of a $6.9 million loss on impairment of real estate.  See Item 7 and Note 5 to the consolidated financial statements in Item 8.

2.      Includes a $12.9 million impairment loss in 1993 on the mortgage loan at One Congress Street, and a $1.7 million impairment loss in 1994 relating to the same loan.

3.      Includes losses of $16.3 million on impairment of real estate and a $15.6 million writedown of loan and reclassification to real estate upon in-substance foreclosure of real estate.

4.      Distributions paid to limited partners include a return of capital per Unit of limited partnership interest of $0.43, $0.13, $0.60, $0.97 and $0.36 for the years ended December 31, 1995, 1994, 1993,
        1992 and 1991, respectively, calculated as the excess of cash distributed per Unit over accumulated earnings per Unit not previously distributed.

The above financial data should be read in conjunction with the consolidated financial statements.
/TABLE

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Liquidity and Capital Resources

     The Partnership raised $178,199,380 through a public offering which terminated in 1987. The Partnership has no plans to raise additional capital.

     The Partnership originally committed the proceeds raised in the offering to seven investments in loans or land leases, which provided for a fixed current return and participation in the long-term appreciation and/or revenue from operation of the properties involved in such investments. Due to weaknesses in real estate markets, most of the properties did not generate sufficient cash flow to fully service their debt. As a result, prior to December 31, 1994, the Partnership acquired, through foreclosure, or through transfers of ownership interests in lieu of foreclosure, all but one of the properties in which it originally invested. The resulting foreclosures have effectively changed the Partnership from a participating lender to an equity owner of real estate. As a result, the Partnership receives all cash flow from the properties it owns, and will be required to expend funds for tenant improvements and leasing commissions in connection with the leasing of vacant space as is customary in most real estate markets. See note 4 to the consolidated financial statements in Item 8.

     Many real estate markets are stabilizing or improving primarily due to the continued absence of significant construction activity. The relative absence of office construction as well as growth in business services has resulted in absorption of office space in cities such as Boston, the location of One Congress Street. In contrast, office vacancy levels in southern California (the location of 2600 Michelson Drive) remain essentially unchanged from the prior year as certain large corporations and financial companies continued to restructure and consolidate their operations. In most markets, office construction is limited to build-to-suit projects. Office/research and development properties in certain regions are benefiting from growth in the computer, communications and electronics industries. At retail properties, the demand for space for the first half of 1995 was subdued as result of generally sluggish retail sales and competition from large power centers, discounters and reorganized department stores. Continued tenant demand for units at many residential properties has resulted in stable occupancies and rent growth during 1995.

     The Partnership's liquidity depends upon the cash flow from operations of its real estate investments, interest on its participating mortgage loan and expenditures for tenant improvements and leasing commissions in connection with the leasing of space. In 1995, all of the Partnership's properties generated positive cash flow from operations, and it is anticipated that they will continue to do so.

In addition, the Partnership's liquidity will be affected by the sale of the Partnership's properties. In accordance with the provisions of the Partnership Agreement, the net sales proceeds from the sale by the Partnership of three shopping centers of $6.4 million ($.72 per Unit) was distributed to the Limited Partners in January 1996, representing a return of invested capital. Because the Partnership has fewer income producing investments, the Partnership's cash from operations available for distribution will decline in 1996 and thereafter.

In the fourth quarter of 1995, the partnership sold the Farmington Crossroads, Hampton Village Centre and Midway Crossing shopping centers for approximately $58.3 million (see Note 5 to the consolidated financial statements). Proceeds of approximately $48.7 million were used to pay closing costs, repay mortgage loans and repay the loan from an affiliate of Realty. After reserves relating to the 401 East Ontario Street property (see Note 4 to the consolidated financial statements), the Partnership distributed approximately $6.4 million ($.72 per Unit) to Limited Partners in January 1996. Aggregate net income and cash flow in 1995 of the properties sold approximated $1.9 million and $2.6 million, respectively.

     In December 1995, the Partnership refinanced the mortgage loan payable on the Deptford Crossing shopping center and paid down $4.5 million of principal from its cash reserves. See Note 7 to the consolidated statements.

     In 1995, the Partnership incurred approximately $505,000 primarily for lease-related capital expenditures at 2600 Michelson Drive, and approximately $236,000 primarily relating to the retail space at 401 East Ontario Street. In addition, the Partnership expended approximately $1.5 million in connection with the repairs at 401 East Ontario Street (see
Note 4 to the consolidated financial statements), and funded its remaining $300,000 loan commitment to One Congress Street

     As of December 31, 1995, the Partnership has commitments to contribute approximately $1 million to DW Michelson Associates, primarily for lease-related capital expenditures, and expects to expend approximately $6 million to complete the repairs at 401 East Ontario Street. These expenditures are expected to be funded from cash reserves.

     The Partnership's participating mortgage loan is secured by the One Congress Street property. The General Services Administration ("GSA"), which leases all of the office space at the property, had a one-time option to cancel all or a portion of its lease at any time prior to its lease expiration in August 1997. In March 1996, GSA notified the owner/borrower of the One Congress Street property that it will vacate approximately 67,500 Square feet (approximately 28%) of the office space at the property in June 1996. The borrower continues discussions with the GSA regarding renewal of its remaining space at the property as well as the pending claim against the GSA relating to the original construction of its space. If the owner/borrower can not re-lease the space which GSA will vacate, property cash flow will be reduced, and the owner/borrower of the property may not be able to meet its minimum debt service obligation.

     Except as discussed above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that will have a material impact on liquidity.

     In January 1996, in addition to the distribution of the sale proceeds described above, the Partnership paid the fourth quarter cash distribution of $.15 per unit to Limited Partners. The total cash distribution was $1,484,994 with $1,336,495 distributed to Limited Partners and $148,499 distributed to the General Partner.

Operations

     Fluctuations in the Partnership's operating results for the year ended December 31, 1995 compared to 1994 and for 1994 compared to 1993 are primarily attributable to the following:

     The increase in rental income in 1995 compared to 1994 was approximately $2.1 million. The increase resulted from higher rental income of approximately $1.5 million at the Midway Crossing, Genessee Crossing and Farmington Crossroads shopping centers, which began to be included in operations in 1994 (collectively, the "1994 Shopping Centers"). The remaining increase resulted from higher rental revenue associated with higher occupancy at Greenway Pointe, 2600 Michelson Drive and 401 East Ontario Street partially offset by the loss of one month of rental income at Hampton Village Centre due to its sale.

     The increase in rental income in 1994 compared to 1993 was approximately $7.4 million. The increase resulting from the inclusion of the operations of the 1994 Shopping Centers and the Hickory Ridge shopping center was approximately $2.8 million, and the increase caused by the inclusion of a full year of operations of the Deptford and Hampton properties was approximately $5.7 million. The remaining difference, a decrease of approximately $1.1 million, was caused by lower rental income from the Michelson and Greenway Pointe properties, partially offset by higher rental income from 401 East Ontario Street.

     The increase in property operating expenses in 1995 compared to 1994 primarily results from the costs of repair work at 401 East Ontario Street, offset by lower operating expenses at 2600 Michelson Drive as a result of a significant refund of prior year real estate taxes.

     The increase in property operating expense in 1994 compared to 1993 was approximately $3.4 million. The increase resulting from the inclusion of the operations of the 1994 Shopping Centers and Hickory Ridge shopping center was approximately $1.2 million, and the increase caused by inclusion of the first full year of operations of the Deptford and Hampton properties was approximately $1.7 million. The remaining increase was primarily caused by higher operating costs at 401 East Ontario Street.

     The increase in interest income from the participating mortgage loan in 1995 compared to 1994 resulted from the higher loan balance outstanding during 1995. The decrease in 1994 compared to 1993 primarily resulted from the reclassification of Hampton Village Centre to real estate effective in September 1993.

     The increase in interest on short term investments in 1995 compared to 1994 was primarily a result of higher interest rates and amounts invested in 1995. The increase in interest on short-term investments in 1994 compared to 1993 is attributable to higher interest rates in 1994.

     The decrease in other income in 1995 compared to 1994 is due to the absence of cash received in 1994 from the partnerships which owned four community shopping centers that were foreclosed upon by their respective first mortgage lenders, and cash received from the developer of 401 East Ontario Street in exchange for the Partnership releasing it of any continuing liability under the deficit guaranty, offset by a lease termination fee received at Michelson in 1995. The increase in other income in 1994 compared to 1993 primarily represents the cash received from the foreclosed shopping centers and the release from the developer at 401 East Ontario as noted above.

     The increase in interest expense for 1995 compared to 1994 primarily resulted from the inclusion in 1995 of a full year's interest on the mortgage loans on the 1994 Shopping Centers which were acquired in April 1994. The increase in interest expense in 1994 when compared to 1993 represent interest on the Hampton Village Centre, Deptford Crossing and 1994 Shopping Centers first mortgage loans which the Partnership began to record when it obtained ownership of these properties.

     The decrease in general and administrative expense in 1995 compared to 1994 resulted from the absence of legal costs incurred in connection with the foreclosures of the 1994 Shopping Centers. General and administrative expenses were higher in 1993 compared to 1994 because of significant legal fees incurred in connection with foreclosures and restructurings in 1993.

     Losses on impairments of real estate and investments in participating mortgage loans and other secured loans consisted of the provisions for losses on Deptford Crossing in 1995 and One Congress Street in 1994 and 1993. See Notes 4 and 6 to the consolidated financial statements in Item 8.

     The increase in the minority interest share of income in 1995 compared to 1994 is due to higher income from 2600 Michelson Drive and lower property operating expenses as described above. The decreases in minority interests in 1994 compared to 1993 primarily resulted from lower rents in 1994 as compared to 1993 at 2600 Michelson Drive.
     A summary of the office, retail, residential and research and development building markets where the Partnership's properties are located, and the performance of each property is as follows:

     The current vacancy rate in the Columbia, Maryland research and development market, the location of Greenway Pointe, is 13%; this market suffers from an oversupply of buildings which will take several years to work off. However, at December 31, 1995, occupancy at the property increased to 100%. The lease of G Tech, which occupies approximately 20% of the property's space, expires in September 1996; it is unlikely that this tenant will renew its space. This center is leased to 11 tenants. Major tenants include G Tech, Energetics, Caremark and LGIT.

     The 401 East Ontario property is located in a strong luxury residential submarket in the central business district of Chicago, Illinois. There is currently no new luxury high rise construction in this submarket, and other competing properties are in the process of converting to condominium ownership. At December 31, 1995, new and existing residents have continued to pay rental increases and the property is 93% occupied. The current occupancy is slightly below market; this may be caused by construction activity described in Note 4 to the consolidated financial statements. It is not known at this time the effect, if any, the repair program will have on rents and occupancy in the near future.

     Favorable lease rates are attracting tenants to the office market in Irvine, California, the location of 2600 Michelson Drive, where the market vacancy rate is approximately 15%. The steady absorption of space and the lack of new construction are leading to a tightening of available quality office space in this sub-market. During 1995, average occupancy at the property was 87%, and at December 31, 1995,the property was 92% leased to 41 tenants. The lease of AVCO Financial expires in 2002. Approximately 9% of the leased space is up for renewal in 1996.

     Deptford, New Jersey, the location of Deptford Crossing, has a high vacancy rate which has exerted downward pressure on rents and has made further leasing difficult. During 1995, occupancy at the property decreased from 82% to 80%. No significant leases are scheduled to expire before 1997. The center is leased to 14 tenants. Major tenants include TJ MAXX, Marshalls, Office Warehouse & Petstuff. Because of continuing weakness in the Deptford, New Jersey retail market, and the likelihood that such weakness would persist for several years, in the third quarter of 1995, the Partnership concluded that there was a decline in the value of the Deptford Crossing shopping center and that the decline was other-than-temporary. Accordingly, the Partnership recorded a loss on impairment of the property of approximately $6,931,000 at September 30, 1995.

     The vacancy level in the Boston office market, the location of One Congress Street, is approximately 10%, a decrease from approximately 12% at the beginning of the year. However, recent leasing activity has slowed from the 1994 pace and consolidations of banks with major office leases in Boston may add additional space to the market. The property may be affected by this because GSA has announced it will vacate 67,500 square feet of the property's space in June 1996 and its lease on the remaining space terminates in August 1997. Also, the retail space has been difficult to lease. During 1995, occupancy at the office and garage space remained at 100% and the retail space, which is not a significant portion of the overall space, is substantially vacant.

     Flint, Michigan, the location of the Genessee Crossing shopping center, is an active retail market with a relatively low vacancy rate. During 1995, occupancy at the property remained at 99%. No significant leases are scheduled to expire in the near future. Builder's Square, which owns an 80,000 square foot store at the center, has announced it will leave its building at the end of the year and move into a bigger
location in  the area.   Builder's Square has leased the space to two new
tenants which are home entertainment and electronics retailers. The Partnership believes that the new retailers will increase traffic at the property. This center is leased to 11 tenants. Major tenants include Joann Fabrics, Fashion Bug and Burlington Coat Factory.

Inflation

     Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                      DEAN WITTER REALTY YIELD PLUS, L.P.



                                     INDEX


(a) Financial statements                                                 Page
Independent Auditors' Report - 1995-1994                                  16
Independent Auditors' Report 1993                                         17
Consolidated Balance Sheets at December 31, 1995 and 1994                 18
Consolidated Statements of Operations for the years ended
  December 31, 1995, 1994 and 1993                                        19
Consolidated Statements of Changes in Partners' Capital
  for the years ended December 31, 1995, 1994 and 1993                    20
Consolidated Statements of Cash Flows for the years ended
  December 31, 1995, 1994 and 1993                                      21-22
Notes to Consolidated Financial Statements                              23-35

(b) Financial statement schedule

Real Estate and Accumulated Depreciation              III               42-46
















All schedules other than those indicated above have been omitted because either the required information is not applicable or the information is shown in the consolidated financial statements or notes thereto.
/TABLE

                      Independent Auditors' Report




The Partners
Dean Witter Realty Yield Plus, L.P.:


We have audited the accompanying consolidated balance sheets of Dean Witter Realty Yield Plus, L.P. and consolidated partnerships (the "Partnership") as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' capital (deficiency) and cash flows for the years then ended. Our audits also included financial statement schedule III. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on there financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dean Witter Realty Yield Plus, L.P. and consolidated partnerships as of December 31, 1994 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                           Deloitte & Touche LLP
                                        /s/Deloitte & Touche LLP



New York, New York
March 29, 1996

                      Independent Auditors' Report





The Partners
Dean Witter Realty Yield Plus, L.P.


We have audited the accompanying consolidated statements of operations, changes in partners' capital (deficiency) and cash flows of Dean Witter Realty Yield Plus, L.P. and consolidated partnerships for the year ended December 31, 1993. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Dean Witter Realty Yield Plus, L.P. and consolidated partnerships for the year ended December 31, 1993, in conformity with generally accepted accounting principles.





                                           KPMG Peat Marwick LLP



New York, New York
March 25, 1994

                      DEAN WITTER REALTY YIELD PLUS, L.P.

                          CONSOLIDATED BALANCE SHEETS

                          December 31, 1995 and 1994

                                    ASSETS
                                                     1995           1994
Real estate, at cost:
  Land                                         $  13,444,875    $ 31,695,941
  Buildings and improvements                      99,540,590     142,956,910
                                                 112,985,465     174,652,851
  Accumulated depreciation                        14,468,727      12,098,192
                                                  98,516,738     162,554,659
Investment in participating mortgage
  loan, net of allowance of $14,570,278           19,974,382      19,584,348

Cash and cash equivalents                         18,939,265       4,772,726

Deferred expenses, net                             1,626,335       1,488,502

Other assets                                       2,697,256       2,410,682

Cash in escrow                                          -          5,000,000

                                                $141,753,976    $195,810,917

                       LIABILITIES AND PARTNERS' CAPITAL

Mortgage notes payable                          $ 20,003,736    $ 57,714,877

Accounts payable and other liabilities             4,249,284       4,615,541

Minority interests                                19,566,955      19,873,023

Loan from affiliate                                     -          1,726,524

Loans payable to bank                                   -          9,350,557
                                                  43,819,975      93,280,522

Partners' capital (deficiency):
  General partners                                (6,407,938)     (5,614,897)
  Limited partners ($20 per Unit,
    8,909,969 issued and outstanding)            104,341,939     108,145,292

        Total partners' capital                   97,934,001     102,530,395

                                                $141,753,976    $195,810,917


See accompanying notes to consolidated financial statements.
/TABLE

                      DEAN WITTER REALTY YIELD PLUS, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 Years ended December 31, 1995, 1994 and 1993

                                          1995          1994         1993
Revenues:
  Rental                              $27,033,215   $24,937,731 $ 17,554,056
  Interest on participating mortgage
    loans                               2,745,433     2,588,341    3,013,236
  Gain on sale of real estate           3,334,036          -            -
  Interest on short-term investments      496,283       369,191      292,974
  Other                                   790,539     1,156,672      281,400
                                       34,399,506    29,051,935   21,141,666

Expenses:
  Property operating                   12,942,778    11,601,150    8,101,873
  Interest                              5,794,644     5,280,383    1,497,011
  Depreciation                          4,342,062     4,144,709    2,826,887
  Amortization                            547,318       410,772      234,645
  General and administrative              786,283     1,129,135    1,405,769
  Losses on impairment of real
    estate, and participating
    mortgage loan                       6,931,459     1,711,683   12,858,595

                                       31,344,544    24,277,832   26,924,780

Income (loss) before minority
  interests                             3,054,962     4,774,103   (5,783,114)

Minority interests                      1,711,380       749,457    1,372,107

Income (loss) before extraordinary
  item                                  1,343,582     4,024,646   (7,155,221)

Extraordinary item:
Gain on refinancing of debt                  -          626,375          -

Net income (loss)                     $ 1,343,582   $ 4,651,021 $ (7,155,221)

Net income (loss) allocated to:
  Limited partners                    $ 1,542,627   $ 4,185,919 $ (6,439,699)
  General partners                       (199,045)      465,102     (715,522)
                                      $ 1,343,582   $ 4,651,021 $ (7,155,221)

Per Unit of limited partnership
  interest:

Income (loss) before extraordinary
  item                                       $.17          $.41       $(0.72)
Extraordinary item                              -           .06          -
Net income (loss)                            $.17          $.47       $(0.72)


See accompanying notes to consolidated financial statements.
/TABLE

                      DEAN WITTER REALTY YIELD PLUS, L.P.

                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                 Years ended December 31, 1995, 1994 and 1993



                                   Limited         General
                                   Partners        Partners         Total

Partners' capital (deficiency)
  at January 1, 1993             $121,091,031   $(4,176,484)    $116,914,547

Net loss                           (6,439,699)     (715,522)      (7,155,221)

Cash distributions                 (5,345,979)     (593,997)      (5,939,976)

Partner's capital (deficiency)
  at December 31, 1993            109,305,353    (5,486,003)     103,819,350

Net income                          4,185,919       465,102        4,651,021

Cash distributions                 (5,345,980)     (593,996)      (5,939,976)

Partners' capital (deficiency)
  at December 31, 1994            108,145,292    (5,614,897)     102,530,395

Net income                          1,542,627      (199,045)       1,343,582

Cash distributions                 (5,345,980)     (593,996)      (5,939,976)

Partners' capital (deficiency)
  at December 31, 1995          $ 104,341,939   $(6,407,938)     $ 97,934,001




See accompanying notes to consolidated financial statements.
/TABLE

                      DEAN WITTER REALTY YIELD PLUS, L.P.

                     Consolidated Statements of Cash Flows

                 Years ended December 31, 1995, 1994 and 1993

                                         1995         1994         1993
Cash flows from operating activities:
 Net income (loss)                     $1,343,582   $4,651,021  $(7,155,221)
 Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
   Depreciation and amortization        4,889,380    4,555,481    3,061,532
   Minority interests in earnings of
     consolidated partnerships          1,711,380      749,457    1,372,107
   Losses on impairment of real estate,
     participating mortgage
     and secured loans                  6,931,459    1,711,683   12,858,595
   Gain on sale of real estate         (3,334,036)        -            -
   Increase in deferred expenses         (593,204)    (624,948)    (248,428)
   Increase in other assets              (802,195)    (231,675)     (99,140)
   Decrease accounts payable and other
     liabilities                         (366,257)    (473,368)   2,560,493

Net cash provided by operating activities 9,780,109 10,337,651   12,349,938

Cash flows from investing activities:
  Proceeds from sales of real estate,
    net of closing costs               57,343,595         -            -
 Investments in participating mortgage loans   (390,034)(1,318,423)(776,610)
 Release of cash in escrow              5,000,000         -         400,000
  Additions to real estate               (821,485)    (2,465,304)    (989,174)

Net cash provided by (used in)
  investing activities                 61,132,076   (3,783,727)  (1,365,784)

Cash flows from financing activities:
  Repayments of mortgage notes payable(37,711,141)  (8,878,006)     (53,910)
  Repayments of bank loans             (9,350,557)    (267,180)      -
  Loans from (repayments to) affiliates     (1,726,524)   3,409      51,088
  Cash distributions                   (5,939,976)  (5,939,976)  (5,939,976)
  Minority interest in distributions
    from consolidated partnerships     (2,507,440)  (1,357,785)  (1,716,964)
  Contributions by minority interest
    to consolidated partnerships          489,992      989,425          -
  Proceeds from bank loans                   -       8,555,404    1,062,333
  Effect of the change in cash from
    acquisitions (foreclosures) of
    partnerships                             -         253,660      (153,794)

Net cash used in financing activities (56,745,646)  (6,641,049)  (6,751,223)

Increase (decrease) in cash and cash equivalents   14,166,539   (87,125) 4,232,931

Cash and cash equivalents at beginning of year  4,772,726  4,859,851    626,920

Cash and cash equivalents at
 end of year                         $ 18,939,265 $  4,772,726 $  4,859,851

Supplemental disclosure of cash flow information:
Cash paid for interest               $  5,794,644  $ 5,280,383 $  1,497,011


See accompanying notes to consolidated financial statements.
                                  (Continued)
/TABLE

                      DEAN WITTER REALTY YIELD PLUS, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Years ended December 31, 1995, 1994 and 1993


                                         1995         1994         1993



Supplemental disclosure of non-cash investing activities:
 Real estate acquired through in-substance
   foreclosure and foreclosure
   of mortgage loans                 $       -    $(25,731,946)$(58,989,831)

 Investment in participating mortgage
   loans transferred to real estate   $      -    $       -    $ 13,271,336

 Mortgage notes payable assumed       $      -    $ 25,598,317 $ 45,198,476

 Other assets acquired through
   foreclosures                       $      -     $   (95,541) $ 1,028,511

 Accounts payable and accrued
   liabilities acquired through
   foreclosures                       $      -     $   482,830  $(1,394,736)

 Foreclosure of real estate:
   Real estate                        $      -     $ 4,150,000  $      -
   Mortgage note                      $      -     $(4,150,000) $      -








See accompanying notes to consolidated financial statements.
/TABLE

                   DEAN WITTER REALTY YIELD PLUS, L.P.

               Notes to Consolidated Financial Statements
                    December 31, 1995, 1994 and 1993



1.   The Partnership

Dean Witter Realty Yield Plus, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware in 1987. The Managing General Partner of the Partnership is Dean Witter Realty Yield Plus Inc., which is wholly-owned by Dean Witter Realty Inc. ("Realty").

The Partnership was formed to invest in the development and operation of income-producing commercial, residential and industrial properties.

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

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Real estate acquired in settlement of loans was recorded at the lower of the book value of the investment or estimated fair value of the property at the date of foreclosure or in-substance foreclosure. Costs of improvements to the properties are capitalized and repairs are expensed. Depreciation is recorded on the straight-line method over useful lives ranging from 15 to 40 years.

At least annually, and more often if circumstances dictate, the Partnership evaluates the recoverability of the net carrying value of its real estate. As part of this evaluation, the fair values of each of the properties are estimated (in some cases with the assistance of independent real estate consultants) based on discounted cash flows. The fair values are compared to the properties' carrying amounts in the financial statements. A deficiency in fair value relative to carrying amount is an indication of the need for a writedown due to impairment.
In such case, the expected future net cash flows from the property are estimated for a period of approximately five years ( or a shorter period if the Partnership expects that the property may be disposed of sooner), along with estimated sales proceeds at the end of the period. If the total of these future undiscounted cash flows were less than the carrying amount of the property, the property would be written down to its fair value and a loss on impairment recognized by a charge to earnings. The Partnership's accounting policy complies with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

The Partnership also periodically evaluates the collectibility of both interest and principal of its investment in the participating mortgage loan to determine whether it is impaired. The mortgage loan is considered to be impaired when, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the existing contractual terms of the loan. When the mortgage loan is considered to be impaired, the Partnership establishes a valuation allowance equal to the difference between a) the carrying value of the loan, and b) the present value of the expected cash flows from the loan at its effective interest rate, or, for practical purposes, at the estimated fair value of the real estate collateralizing the loan. The Partnership's accounting policy complies with Statements of Financial Accounting Standards No. 114 and No. 118 with respect to accounting by creditors for impairment of a loan.

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1995. The cash flows used to determine fair value are based on good faith estimates and assumptions developed by the Managing General Partner. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional writedowns on its real estate or valuation allowance on its loan which could be material, in subsequent years if real estate markets or local economic conditions change.

Cash and cash equivalents consist of cash and highly liquid investments with maturities, when purchased, of three months or less.

Deferred expenses consist of origination fees in connection with the participating mortgage loan and leasing commissions. Origination fees are amortized over the loan term, which approximates the effective yield method. Leasing commissions are amortized over the applicable lease terms.

Rental income is accrued on a straight-line basis over the terms of the leases. Accruals in excess of amounts payable by tenants pursuant to their leases (resulting from rent concessions or rents which periodically increase over the term of a lease) are recorded as receivables and included in other assets.

Net income (loss) per Unit amounts are calculated by dividing net income
(loss) allocated to Limited Partners, in accordance with the Partnership agreement, by the weighted-average number of Units outstanding.

No provision for income taxes has been made in the financial statements, since the liability for such taxes is that of the partners rather than the Partnership.

The accounting policies used for tax reporting purposes differ from those used for financial reporting as follows: (a) depreciation is calculated using accelerated methods, (b) rental income is recognized based on the payment terms in the applicable leases, and (c) writedowns for impairments of real estate and the participating mortgage loan are not deductible. In addition, offering costs are treated differently for tax and financial reporting purposes. The tax basis of the Partnership's assets and liabilities is approximately $58 million higher than the amounts reported for financial statement purposes at December 31, 1995.

3.   Partnership Agreement

The Partnership Agreement provides that net cash flow, as defined, will be paid 90% to the Limited Partners and 10% to the General Partners. Pursuant to the Agreement, $1,239,345 of the General Partners' share of such net cash flow distributable to them through December 31, 1990 was deferred, subject to receipt by the Limited Partners of an 8% annual return on their invested capital.

Sale or financing proceeds will be distributed, to the extent available: first, 97% to the Limited Partners and 3% to the General Partners until Limited Partners receive a return of their invested capital plus an amount sufficient to provide a 10% cumulative annual return thereon; second, 100% to the General Partners until they have received the amount of any net cash flow deferred through December 31, 1990; and third, 85% to the Limited Partners and 15% to the General Partners. The General Partners are permitted to defer receipt of distributions otherwise payable to them.

Taxable income generally will be allocated to the partners in proportion to the distribution of distributable cash or sale or financing proceeds, as the case may be (or 90% to the Limited Partners and 10% to the General Partners if there is no distributable cash or sale or financing proceeds). Tax losses, if any, are allocated 90% to the Limited Partners and 10% to the General Partners.

Distributions paid to limited partners include returns of capital per Unit of limited partnership interest of $0.46, $0.13 and $0.60, for the years ended December 31, 1995, 1994 and 1993, respectively, calculated as the excess of cash distributed per Unit over accumulated earnings per Unit not previously distributed.

4.   Investments in Real Estate

2600 Michelson Drive, Irvine, California

DW Michelson Associates, a general partnership which is owned by the Partnership (50.81%) and Dean Witter Realty Yield Plus II ("Yield Plus II"), an affiliated partnership (49.19%) had made a land purchase, a subsequent land lease, and a mortgage loan on 2600 Michelson Drive, an office complex consisting of three office buildings and underlying land, in 1988. The total investment in the property is approximately $71 million, of which the Partnership contributed $36 million. In 1990, the borrower/land lessee defaulted on the loan and, in 1991, DW Michelson effectively obtained ownership of the property. DW Michelson contributed a portion of its loan as equity to the ownership entity, which is a limited partnership of which DW Michelson is the managing general partner and the principal of the original borrower is a limited partner. DW Michelson receives interest on its loan, lease payments on the land and a preferred return on its equity. DW Michelson also received a promissory note of approximately $1.2 million from the borrower. In July 1994, the note, which was past due, was extended until December 31, 1999. At December 31, 1995, the balance of this note is approximately $1.2 million.

An affiliate of Realty manages the property.

Greenway Pointe, Columbia, Maryland

In 1990, the Partnership acquired Greenway Pointe, which consists of three office/research and development buildings and land from the borrower for an amount equal to the then-outstanding loan balance. An affiliate of Realty manages the property.

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

In January 1994, the borrower transferred to the Partnership the ownership of the improvements by deed-in-lieu of foreclosure. In addition, the Chicago Developer paid the Partnership $350,000 (included in other income) in exchange for the Partnership's and Realty's releasing the principals of the Chicago Developer from any continuing liability under their deficit guarantee.

In late February 1995, cracks and spalling were observed on certain portions of the concrete exterior at the 401 East Ontario Street property in Chicago, IL. The worst spalls were removed and temporary repairs were completed. Beginning in March, the Partnership retained the services of three independent engineering firms which completed studies and submitted separate reports. Their reports confirmed that cracking and spalling of this nature is highly unusual for a building of this age, and attribute the problems to both the defective design and construction of the building. The Partnership also retained two architectural firms to work with the engineers in developing permanent repair specifications. Drawings and specifications for the exterior concrete repair work were submitted to five qualified contractors for bidding purposes; the contract was awarded to the lowest bidder. Permanent repair work began in September and is currently scheduled to be completed prior to December 31, 1996. Expenditures in 1995 for the extensive testing and engineering analysis and the repairs was approximately $1.5 million and the cost of permanent repairs is expected to approximate $6 million. Other costs (litigation, rent loss, increased maintenance, etc.) are still being developed.

The Partnership has notified its insurance carrier of these problems and its remedial activities to date and, in early May 1995, the Partnership initiated litigation against those it deemed responsible for the design and construction of the building including the architect, structural engineer, general contractor and others.

The extent to which the above-described costs may be recoverable through insurance or litigation proceeds cannot be determined at this time.

Deptford Crossing, Deptford, New Jersey

In March 1991, the Partnership made a participating loan secured by partnership interests on Deptford Crossing, a community shopping center. Beginning in 1992, the borrower defaulted on the loan. As of December 31, 1992, the Partnership accounted for the loan as if the property was foreclosed upon and reclassified the loan to real estate. In July 1993, the ownership interests in the project were transferred to the Partnership in lieu of foreclosure.

Because of continuing weakness in the Deptford, New Jersey retail market, and the likelihood that such weakness would persist for several years, in the third quarter of 1995, the Partnership concluded that the property was impaired. Accordingly, the Partnership recorded a loss on impairment of the property of approximately $6,931,000 at September 30, 1995.

The property is subject to a first mortgage loan.  See note 7.

An affiliate of Realty manages the property.

Hampton Village Centre, Rochester Hills, Michigan

The Partnership's borrower had obtained a first mortgage loan of $29,000,000 secured by Phase I of the project. See note 7.

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

Contractors who worked on the property had brought claims of about $2,000,000 against the borrower and had filed liens against the property. During 1994, the Partnership settled all but one of these claims for approximately $300,000. Settlement of the remaining claim in 1995 did not have a material impact on the financial statements.

An affiliate of Realty managed the property.

In December 1995, the Partnership sold this property.  See Note 5.

Shopping Centers Investments, Michigan, Ohio, and Tennessee

In 1990, the Partnership loaned $6,000,000 to the partners of the developer of eleven community shopping centers and the Hampton Crossing and Deptford Crossing properties. The loan was secured by interests in eleven partnerships which owned the eleven community shopping centers, all of which were encumbered by mortgages. During the second quarter of 1991, as a result of the sale of three of the shopping centers, the Partnership received a partial payment on the loan, but the borrower failed to pay the balance when due in August 1991. The Partnership fully reserved the remaining balance of the loan of $4,664,471 as of December 31, 1992.

During the first six months of 1994, the mortgagees foreclosed on four of the properties.

In April 1994, the Partnership obtained sole control of the partnerships which own the Hickory Ridge Crossing, Midway Crossing and Genessee Crossing community shopping centers and joint control of the partnership which owns the Farmington Crossroads Center. At that date, the Partnership consolidated these partnerships and recorded their assets and liabilities at estimated fair values. The Partnership also retained two parcels of land not subject to mortgages.

The Hickory Ridge Crossing Center was encumbered by a $4,150,000 mortgage note which was not repaid when due in June 1994. In September 1994, the mortgagee foreclosed on the property. The loss of the property did not have a material impact on the financial statements.

In December 1995, the Partnership sold the Midway Crossing and Farmington Crossroads shopping centers. See Note 5.

The locations, years of acquisition through foreclosure or in-substance foreclosure and net carrying values of the Partnership's properties are as follows:

                         Year of              December 31,
    Property           Acquisition        1995              1994
2600 Michelson Drive
  Irvine, CA               1990       $ 38,512,516      $ 39,700,273

Greenway Pointe
  Columbia, MD             1990          5,666,304         6,051,875

401 East Ontario Street
  Chicago, IL              1992         34,746,550        35,353,149

Deptford Crossing
  Deptford, NJ             1992         10,903,021        18,211,229

Genessee Crossing
  Flint, MI                1994          8,253,600         8,425,440

Pine Ridge (land)
  Flint, MI                1994            134,747           134,747

Military Crossing (land)
  Norfolk, VA              1994            300,000           300,000

Hampton Village Centre1
  Rochester Hills, MI      1993               -           41,839,241

Midway Crossing1
  Elyria, OH               1994               -            8,674,725

Farmington Crossroads1
  Farmington Hills, MI     1994               -            3,863,980
                                      $ 98,516,738      $162,554,659

1This property was sold in December 1995.

5.   Sales of Real Estate

On October 19, 1995, the Partnership and certain of its subsidiaries entered into an agreement with New Plan Realty, to sell the land and buildings which comprise the Hampton Village Centre, Midway Crossing, Farmington Crossroads and Genessee Crossing shopping centers. The agreement was subsequently amended to, among other things, eliminate the sale of the Genessee Crossing shopping center.

The closing of the sale of the Hampton Village Centre, Midway Crossing and Farmington Crossroads shopping centers, for a negotiated sales price of approximately $58,250,000, took place on December 11, 1995.

At closing, a portion of the sales proceeds were used to prepay the existing mortgages encumbering Hampton Village Centre and Farmington Crossroads. Secured borrowings under two bank lines of credit and the loan from an affiliate were also prepaid in full. After reserves relating to the 401 East Ontario Street property (see Note 4), the Partnership distributed approximately $6.4 million to the Limited Partners in January 1996. See Notes 7, 8 and 10.

The aggregate net income and cash flow from operations from the shopping centers sold for the year ended December 31, 1995 was approximately $1,870,000 and $2,550,000, respectively. Interest expense relating to the loans secured by the shopping centers was approximately $3,600,000.

6.   Investment in Participating Mortgage

One Congress Street, Boston, Massachusetts

In 1989, the Partnership and Yield Plus II entered into an agreement to provide $59.2 million of participating mortgage construction and permanent financing for the One Congress Street building. As modified in 1991 and 1993, the investment is a 10-year permanent second mortgage loan. Base interest is payable at 8% and the first $250,000 of net revenues in any calendar year from the property is payable as Additional Interest. Also, the Partnership and Yield Plus II own a 58% interest in adjusted net revenue and capital proceeds generated by the property.

The Partnership and Yield Plus II have fully funded their commitments of $34.35 and $24.85 million, respectively.

The General Services Administration ("GSA"), leased all of the office space at the property, and had a one-time option to cancel all or a portion of its lease at any time prior to its lease expiration in August 1997. In March 1996, GSA notified the owner/borrower of the One Congress Street property that it will vacate approximately 67,500 Square feet (approximately 28%) of the office space at the property in June 1996.
The borrower continues discussions with the GSA regarding renewal of its remaining space at the property as well as the pending claim against the GSA relating to the original construction of its space. If the borrower can not re-lease the space which GSA will vacate, property cash flow will be reduced, and the borrower may not be able to meet its minimum debt service obligation.

In 1993, the Partnership concluded that the value of the One Congress Street property and the Partnership's related loan were impaired. Accordingly, as of December 31, 1993, the Partnership established an allowance of $12,858,595 against the loan. The $1.7 million loss on impairment in 1994 represents approximately $1.3 million funded and reserved in 1994 and approximately $0.4 million reserved in 1994 and funded in early 1995.

One of the general partners of the borrower filed a voluntary petition under Chapter 11 of the Bankruptcy Code in 1991. This matter constitutes an event of default under the first and second mortgage loans. However, neither the first mortgage lender (Aetna Life and Casualty) nor the Partnership has declared a default. The ultimate impact of the bankruptcy on the loan is uncertain.

The estimated fair value of the Partnership's loan at December 31, 1995 is approximately $20.3 million. The fair value estimate is based on the net present value of the estimated future cash flows from the loan. The discount rate used is based on current lending rates and market conditions. The Partnership intends to hold the participating mortgage loan to maturity.

7.   Mortgage Notes Payable

The Partnership's properties are subject to first mortgage notes as follows:

                                                            December 31,
                                                     1995            1994
Mortgage note due March 14, 1997;                 $11,413,736     $16,051,554
secured by the Deptford Crossing shopping
center: Interest at the Partnership's
election of LIBOR plus .375%, the bank's
quoted variable rate plus 1.375% or
the bank's fixed rate; interest and $15,000
of principal payable monthly through maturity.

Mortgage notes due May 15, 1997; secured by         8,590,000       8,590,000
the Genessee Crossing Shopping Center: interest-
only payable monthly at 9.375%.

Mortgage note due May 16, 2000; secured by               -         29,000,000
Phase I of the Hampton Village Centre shopping
center: interest at 9.375%; interest-only payable
monthly through May 16, 1997, at which time
monthly payments adjust to equal a 25-year
amortization of principal and interest.
Note repaid when property was sold
(See Note 5).

Mortgage note due September 1, 1999; secured             -          4,073,323
by Farmington Crossroads Shopping Center:
interest at 7.875%; principal and interest of
$32,338 payable monthly.  Note repaid when property
was sold (See Note 5.)

                                                  $20,003,736     $57,714,877

    The fair value of the mortgage notes payable are approximately equal to their carrying values. The fair value is estimated by discounting future principal and interest payments using current lending rates and market conditions for instruments with similar maturities and credit quality.

The mortgage note securing the Deptford Crossing property, originally maturing in March 1996 was modified in November 1995. As part of the modification, the maturity of the note was extended until March 1997, with an option to extend to September 1997 if certain conditions are met, and the semiannual principal payments of $53,910 were revised to monthly principal payments of $15,000. The Partnership had provided a $5 million letter of credit, secured by Partnership cash reserves to the lender to secure repayment. As part of the restructuring, $4.5 million of the cash reserves were used to repay principal and $500,000 was used to establish a real estate tax escrow account. At December 31, 1995, the interest rate was 7% on this loan.

Future principal payments as of December 31, 1995 on the mortgage notes are as follows:

                            Year                             Amount
                             1996                        $    180,000
                             1997                          19,823,736
                            Total                        $ 20,003,736

8.    Loans Payable

In August 1994, the Partnership increased its existing $3 million bank line of credit to $5 million and borrowed the available amount of approximately $4.1 million. Contemporaneously, the Partnership established an additional $6 million line of credit with the bank and borrowed approximately $4.5 million.

These borrowings were used to repay mortgage loans secured by the Midway Crossing Shopping Center aggregating approximately $8.2 million (after forgiveness of $626,375 of the loan by the mortgagee), and delinquent real estate taxes and closing costs totaling approximately $312,000. The remaining borrowings were used to increase Partnership cash reserves.

Borrowings under both of the bank lines of credit, which bore interest at the prime rate (8.5% at December 31, 1995 and 1994) plus one quarter percent and were secured by certain of the Partnership's properties were repaid from the proceeds from the sale of the shopping centers described in Note 5.

9.   Leases

Minimum future rentals under noncancellable operating leases as of December 31, 1995 are as follows:

        Year ending December 31,
                 1996                                     $ 9,434,858
                 1997                                       8,310,074
                 1998                                       6,973,394
                 1999                                       4,488,463
                 2000                                       3,295,238
                 Thereafter                                 5,657,237
                Total                                     $38,159,264

The Partnership has determined that all leases relating to its properties are operating leases. These leases range in term from one to twenty-two years, and generally provide for fixed minimum rent with rental escalation and/or expense reimbursement clauses.

10.  Related Party Transactions

An affiliate of Realty provided property management services for four properties in 1995, 1994 and 1993. The Partnership paid the affiliate property management fees (included in property operating expenses) of $327,228, $316,768 and $312,070 for the years ended December 31, 1995,
1994 and 1993, respectively.

Realty performs administrative functions, and processes certain investor and tax information on behalf of the Partnership. For the years ended December 31, 1995, 1994 and 1993, the affiliate was reimbursed $445,383, 422,199 and $437,969, respectively (included in general and administrative expenses), for these services. As of December 31, 1995, the affiliate was owed $55,996, which is included in accounts payable and other liabilities.

In 1991, the Partnership borrowed funds from an affiliate of Realty to fund investments in participating mortgage loans and capital expenditures. Interest expense, which was calculated using the prime rate, was $154,491 in 1995, $123,508 in 1994 and $103,437 in 1993. The
loan was repaid in December 1995 out of the proceeds of the sale of the shopping centers see Note 5.

11.  Litigation

Various public partnerships sponsored by Realty (including the Partnership and its Managing General Partner) have been named as defendants in four class actions lawsuits pending in state and federal courts. The complaints allege a variety of claims, including breach of fiduciary duty, fraud, misrepresentation and related claims, and seek compensatory and other damages and equitable relief. The defendants have not yet responded to the complaints and intend to vigorously defend the actions. It is impossible to predict the effect, if any, the outcome of these actions might have on the Partnership's financial statements.

12.  Subsequent Event

In January 1996 the Partnership paid a cash distribution of $.15 per Unit to Limited Partners. The distribution was $1,484,994 with $1,336,495 of cash distributed to Limited Partners and $148,499 of cash distributed to the General Partners.

The Partnership also paid a distribution in January 1996 of the net proceeds from the sale of the shopping centers. All of the net proceeds of $6,412,164 ($.72 per Unit) were distributed to the Limited Partners. The General Partner deferred receipt of any proceeds as permitted by the partnership agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                PART III.


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

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

     William B. Smith, age 52, is a Managing Director of Dean Witter Realty Inc. and has been with Dean Witter Realty Inc. since 1982. He is an Executive Vice President of Dean Witter Reynolds Inc.

     E. Davisson Hardman, Jr., age 46 is a Managing Director of Dean Witter Realty Inc. and has been with Dean Witter Realty Inc. since 1982.

     Lawrence Volpe, age 48, is a Director and the Controller of Dean Witter Realty Inc. He is a Senior Vice President and Controller of Dean Witter Reynolds Inc., which he joined in 1983.

     Ronald T. Carman, age 44, is a Director and the Secretary of Dean Witter Realty, Inc. He is a Senior Vice President and Associate General Counsel of Dean Witter, Discover & Co. and Dean Witter Reynolds Inc., which he joined in 1984.

     There is no family relationship among any of the foregoing persons.

ITEM 11. EXECUTIVE COMPENSATION

     The General Partners are entitled to receive cash distributions, when and as cash distributions are made to the Limited Partners, and a share of taxable income or tax loss. Descriptions of such distributions and allocations are contained in Item 5 above. The General Partners received cash distributions totalling $593,996, 593,996 and $593,997 during the years ended December 31, 1995, 1994 and 1993, respectively.

     The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 10 to the consolidated financial statements in Item 8 above.

     The directors and executive officers of the Partnership's Managing General Partner received no renumeration from the Partnership.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) No person is known to the Partnership to be the beneficial owner of more than five percent of the Units.

     (b) The executive officers and directors of the Managing General Partner own the following Units as of December 31, 1995:

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     As a result of their being partners of a limited partnership which is the limited partner of the Associate General Partner, certain current and former officers and directors of the Managing General Partner also own indirect general partnership interests in the Partnership. The Partnership Agreement of the Partnership provides that cash distributions and allocations of income and loss to the general partners shall be distributed or allocated 50% to the Managing General Partner and 50% to the Associate General Partner. The general partners' share of cash distributions and income or loss is described in Item 5 above.

     All of the outstanding shares of common stock of the Managing General Partner are owned by Dean Witter Realty Inc., a Delaware corporation which is a wholly-owned subsidiary of Dean Witter, Discover
& Co. The general partner of the Associate General Partner is Dean Witter Realty Yield Plus Inc., which is a wholly-owned subsidiary of Dean Witter Realty Inc. The limited partner of the Associate General Partner is LSYP 87, L.P., a Delaware limited partnership. Certain current and former officers and directors of the Managing General Partner are partners of LSYP 87, L.P. Additional information with respect to the directors and executive officers and compensation of the Managing General Partner and affiliates is contained in Items 10 and 11 above.

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

     The One Congress Street property was developed by a partnership between a Maryland-based developer and an entity comprised of former Realty executives, some of whom were formerly executive officers of the Managing General Partner. This entity withdrew as a partner of the borrower in September 1993, so the borrower partnership is now controlled solely by the Maryland-based developer.

     The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 10 of the Notes to Consolidated Financial Statements in Item 8 above. The Partnership believes that the payment of fees and the reimbursement of expenses to the General Partners and their affiliates are on terms as favorable as would be obtained from unrelated third parties.

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

    (11)    Not applicable.

    (12)    Not applicable.

    (13)    Not applicable.

    (16) Letter regarding change in certifying accountant Incorporated by reference in Partnership's Current Report on Form 8-K dated December 15, 1994.

    (18)    Not applicable.

    (19)    Not applicable.

    (21)    Subsidiaries:

            Deptford Crossing Associates, a New Jersey limited partnership. Hampton Crossing Associates, a Michigan limited partnership.
            DW Lakeshore Associates, an Illinois limited partnership.
            DW Columbia Gateway Associates, a Maryland limited partnership. Midway Crossing Limited Partnership, a Michigan limited partnership. Genessee Crossing Limited Partnership, a Michigan limited partnership.
            Farmington/9 Mile Associates, a Michigan limited partnership. Michelson Company Limited Partnership, a California limited partnership.

    (22)    Not applicable.

    (23)    Not applicable.

    (24)    Not applicable.

    (27)    Financial Data Schedule

    (28)    Not applicable.

    (99)    Not applicable.

(b)         Reports on Form 8-K -

            Report dated December 15, 1994 of the change in the Partnership's Independent Auditor for the year ending December 31, 1995.

(c) See 3 above

(d) Financial Statements Schedule

        1. Financial statements of GCGA Limited Partnership, an office building/parking garage located in Boston, Massachusetts. To be filed by 10-K/A when received by GCGA Limited Partnership.

SCHEDULE III

                      DEAN WITTER REALTY YIELD PLUS, L.P.
                   Real Estate and Accumulated Depreciation

                               December 31, 1995






                                    Initial cost to Partnership (A)

                                             Building and
Description      Encumbrances      Land      Improvements      Total
Residential
Building
Chicago, IL            -         4,063,111   32,936,889     37,000,000

Office Building
Columbia, MD           -         1,976,457    6,338,507      8,314,964

Office Buildings
Irvine, CA             -         6,549,305   61,019,949     67,569,254

Shopping center
Deptford, NJ     11,413,736      6,250,094   12,041,180     18,291,274

Shopping center
Rochester
Hills, MI              -        12,643,133   30,155,424     42,798,557

Shopping Center
Elyria, OH             -           700,984    8,118,725      8,819,709

Shopping Center
Flint, MI         8,590,000      1,709,535    6,830,465      8,540,000

Shopping Center
Farmington,
Hills, MI              -           426,855    3,495,382      3,922,237

Land
Pine Ridge
Flint, MI              -           134,747         -            134,747

Land
Military Crossing
Norfolk, VA             -          300,000         -            300,000
                 20,003,736     34,754,221   160,936,521    195,690,742
/TABLE

                                       Gross Amount at which
                                         Carried at End of Period (B)

                     Cost                        Losses on
                  Capitalized                  Impairment of
                 Subsequent to     Sale of       Land and
Description       Acquisition    Real Estate    Real estate     Land
Residential
Building
Chicago, IL        236,084            -             -           4,063,111

Office Building
Columbia, MD     2,506,385            -       (2,719,485)       1,387,066

Office Buildings
Irvine, CA       3,436,223            -      (24,202,321)       4,080,416

Shopping center
Deptford, NJ       509,799            -       (6,931,459)       1,770,000

Shopping center
Rochester
Hills, MI           16,908      (42,815,465)        -              -

Shopping Center
Elyria, OH            -          (8,819,709)        -               -

Shopping Center
Flint, MI             -                 -           -           1,709,535

Shopping Center
Farmington,
Hills, MI             -           (3,922,237)                       -

Land
Pine Ridge
Flint, MI             -                  -            -           134,747

Land
Military Crossing
Norfolk, VA            -                -              -          300,000
                  6,705,399     (55,557,411)    (33,853,265)   13,444,875
/TABLE

                                             Accumulated
                 Buildings and               Depreciation     Date of
Description      Improvements   Total          (c)            Construction
Residential
Building
Chicago, IL      33,172,973     37,236,084   2,489,534      1990

Office Building
Columbia, MD      6,714,798      8,101,864   2,435,560      1988

Office Buildings
Irvine, CA       42,722,740     46,803,156   8,290,640      1986-1989

Shopping center
Deptford, NJ     10,099,614     11,869,614     966,593      1991

Shopping Center
Rochester
Hills, MI              -              -           -         1988 - 1993

Shopping Center
Elyria, OH             -              -           -         1987

Shopping Center
Flint, MI         6,830,465      8,540,000     286,400      1988

Shopping Center
Farmington
Hills, MI               -              -           -        1985

Land
Pine Ridge             -            134,747        -        N/A
Flint, MI

Land
Military Crossing
Norfolk, VA             -           300,000        -        N/A
                  99,540,590    112,985,465  14,468,727

/TABLE

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



(B)  Reconciliation of real estate owned:
                                          1995          1994          1993
   Balance at beginning of period   $174,652,851  $150,605,601  $ 90,626,596

   Additions during period:
     Acquisition through foreclosures       -       25,731,946    58,989,831
     Improvements                        821,485     2,465,304       989,174
   Deductions during year:
   Foreclosure of real estate               -       (4,150,000)          -
   Sale of real estate               (55,557,412)         -              -
   Losses on impairment of real
     estate                           (6,931,459)         -               -

   Balance at end of period         $112,985,465  $174,652,851  $150,605,601


(C)  Reconciliation of accumulated depreciation:

     Balance at beginning of year   $ 12,098,192     7,953,483     5,126,596
     Depreciation expense              4,342,062     4,144,709     2,826,887
     Sale or real estate              (1,971,527)         -             -
     Balance end of period          $ 14,468,727 $  12,098,192   $ 7,953,483

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEAN WITTER REALTY YIELD PLUS, L.P.

By:  Dean Witter Realty Yield Plus Inc.
     Managing General Partner


By:  /s/E. Davisson Hardman, Jr.                        Date:  April 1, 1996
     E. Davisson Hardman, Jr.
     President


By:  /s/Lawrence Volpe                                  Date:  April 1, 1996
     Lawrence Volpe
     Controller
     (Principal Financial and Accounting Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY YIELD PLUS INC.
Managing General Partner

/s/William B. Smith                                     Date:  April 1, 1996
William B. Smith
Chairman of the Board of Directors


/s/E. Davisson Hardman, Jr.                             Date:  April 1, 1996
E. Davisson Hardman, Jr.
Director


/s/Lawrence Volpe                                       Date:  April 1, 1996
Lawrence Volpe
Director


/s/Ronald T. Carman                                     Date:  April 1, 1996
Ronald T. Carman
Director

                      Exhibit Index for Dean Witter Realty Yield Plus, L.P.

                    Exhibit                Description                              Sequential
                      No.                                                             Page No.
                    _________              ____________                               ________

(3)(a)*   Amended and Restated Agreement of Limited Partnership dated as of
          April 29, 1987 set forth in Exhibit A to the Prospectus included in Registration Statement Number 33-11648 is incorporated herein by reference.

(3)(b)* Certificate of Limited Partnership dated as of April 29, 1987 incorporated by reference in Registration Statement Number 33-
          11648 is incorporated herein by reference.

(4)(a)*   Amended and Restated Agreement of Limited Partnership dated as of
          April 29, 1987 set forth in Exhibit A to the Prospectus included in Registration Statement Number 33-11648 is incorporated herein by reference.

(4)(b)* Certificate of Limited Partnership dated as of April 29, 1987 incorporated by reference in Registration Statement Number 33-
          11648 is incorporated herein by reference.

(10)(a)   Partnership Agreement for DW Michelson Associates dated March 14,
          1988.

(10)(b)*  First Mortgage Promissory Note, dated April 26, 1989, between the
          Government Center Garage Realty Trust (Maker) and Dean Witter
          Realty Yield Plus, L.P. (Holder) was filed as Exhibit to
          Amendment No. 2 to Current Report on Form 8-K on April 26, 1989 and is incorporated herein by reference.

(10)(c)*  Construction Loan Agreement, dated April 26, 1989, between
          Government Center Garage Realty Trust, as Borrower and Dean
          Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus
          II, L.P., as Lender was filed as Exhibit to Amendment No. 2 to
          Current Report on Form 8-K on April 26, 1989 and is incorporated herein by reference.

(10)(d)*  Intercreditor Agreement among Dean Witter Realty Yield
          Plus, L.P., Dean Witter Realty Yield Plus II, L.P., and Realty
          Management Services Inc. dated as of April 26, 1989 was filed as Exhibit to Amendment No. 2 to Current Report on Form 8-K on April
          26, 1989 and is incorporated herein by reference.

(10)(e)   First Amendment to Construction Loan Agreement dated October 12,
          1989 between Government Center Garage Realty Trust, as Borrower and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty
          Yield Plus II, L.P., as Lender.

(10)(f)   Amended and Restated Construction Loan/Office Loan Promissory
          Note dated October 12, 1989 between Government Center Garage
          Realty Trust (Maker) and Dean Witter Realty Yield Plus, L.P.
          (Holder).

(10)(g)   Second Amendment to Construction Loan Agreement dated June 22,
          1990 between Government Center Garage Realty Trust, as Borrower and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty
          Yield Plus II, L.P., as Lender.

(10)(h)   First Amendment to Amended and Restated Construction Loan/Office
          Loan Promissory Note dated June 22, 1990 between Government
          Center Garage Realty Trust (Maker) and Dean Witter Realty Yield
          Plus, L.P. (Holder).

(10)(i)   Supplemental Loan Agreement dated September 20, 1993 between
          Government Center Garage Realty Trust, as Borrower and Dean
          Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus
          II, L.P., as Lender.

(10)(j)   Second Amendment to Notes dated September 20, 1993 between
          Government Center Garage Realty Trust (Maker) and Dean Witter
          Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II,
          L.P., (Holders).







*incorporated by reference