Form 10-Q
period 1996-03-31
DEAN WITTER REALTY YIELD PLUS L P
filed 1996-05-15
CIK 810116

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                        For the period ended March 31, 1996

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

                            PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          DEAN WITTER REALTY YIELD PLUS, L.P.

                              Consolidated Balance Sheets

                                                       March  31,        December 31,
                                                          1996               1995

                                        ASSETS
Real estate, at cost:
  Land                                               $ 13,444,875      $  13,444,875
  Buildings and improvements                           99,693,312         99,540,590
                                                      113,138,187        112,985,465
  Accumulated depreciation                             15,367,556         14,468,727
                                                       97,770,631         98,516,738

Investment in participating mortgage loan,
  net of allowance of $14,570,278                      19,974,382         19,974,382

Cash and cash equivalents                              11,906,142         18,939,265

Deferred expenses, net                                  1,528,391          1,626,335

Other assets                                            3,027,445          2,697,256

                                                     $134,206,991       $141,753,976

                          LIABILITIES AND PARTNERS' CAPITAL


Mortgage notes payable                              $  19,958,736      $  20,003,736

Accounts payable and other liabilities                  4,270,154          4,249,284

Minority interest                                      19,291,410         19,566,955
                                                       43,520,300         43,819,975
Partners' capital (deficiency):
  General partners                                     (6,491,172)        (6,407,938)
  Limited partners ($20 per Unit,
    8,909,969 Units issued)                            97,177,863        104,341,939

          Total partners' capital                      90,686,691         97,934,001

                                                     $134,206,991       $141,753,976



See accompanying notes to consolidated financial statements.
/TABLE

                          DEAN WITTER REALTY YIELD PLUS, L.P.

                           Consolidated Statements of Income

                      Three months ended March 31, 1996 and 1995



                                                            1996             1995

Revenues:
  Rental                                                $4,264,523        $6,551,837
  Interest on participating mortgage loan                  685,118           675,021
  Interest on short-term investments                       170,551           148,976
  Other                                                    144,753           237,000
                                                         5,264,945         7,612,834

Expenses:
  Property operating                                     2,624,012         2,929,418
  Interest                                                 403,023         1,497,918
  Depreciation                                             898,829         1,140,379
  Amortization                                             127,709           105,335
  General and administrative                               297,538           164,835
                                                         4,351,111         5,837,885

Income before minority interests                           913,834         1,774,949

Minority interests                                         261,189           185,811

Net income                                              $  652,645        $1,589,138

Net income allocated to:
  Limited partners                                      $  587,380        $1,430,224
  General partners                                          65,265           158,914

                                                        $  652,645        $1,589,138

Net income per Unit of limited
  partnership interest                                        $.07             $ .16


             See accompanying notes to consolidated financial statements.

                          DEAN WITTER REALTY YIELD PLUS, L.P.

                     Consolidated Statement of Partners' Capital

                           Three months ended March 31, 1996


                                        Limited          General
                                        Partners         Partners           Total

Partners' capital (deficiency)
   at January 1, 1996                $104,341,939      $(6,407,938)     $ 97,934,001

Net income                                587,380           65,265           652,645

Cash distributions                     (7,751,456)        (148,499)       (7,899,955)

Partners' capital (deficiency)
   at March 31, 1996                 $ 97,177,863      $(6,491,172)     $ 90,686,691











See accompanying notes to consolidated financial statements.

                          DEAN WITTER REALTY YIELD PLUS, L.P.

                         Consolidated Statements of Cash Flows

                      Three months ended March 31, 1996 and 1995


                                                       1996                  1995
Cash flows from operating activities:
  Net income                                     $     652,645          $  1,589,138
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                    1,026,538             1,245,714
    Minority interests in earnings of
       consolidated partnerships                       261,189               185,811
    Deferred expenses                                  (29,765)             (340,406)
    (Increase) decrease in other assets               (330,189)              328,436
    Increase (decrease) in accounts payable and
       other liabilities                                20,870              (431,575)
    Decrease in loan from affiliate                       -                  (12,916)

Net cash provided by operating activities            1,601,288             2,564,202

Cash flows from investing activities:
  Additions to real estate                            (152,722)             (298,540)
  Investment in participating mortgage loan               -                 (390,034)

Net cash used in investing activities                 (152,722)             (688,574)

Cash flows from financing activities:
  Repayments of mortgage note payable                  (45,000)                 -
  Cash distributions                                (7,899,955)           (1,484,994)
  Contributions by minority interest to
    consolidated partnership                            74,242               219,730
  Minority interest in distributions from
    consolidated partnership                          (610,976)             (287,630)

       Net cash used in financing activities        (8,481,689)           (1,552,894)

(Decrease) increase in cash and cash equivalents    (7,033,123)              322,734

Cash and cash equivalents at
  beginning of period                               18,939,265             4,772,726

Cash and cash equivalents at
  end of period                                   $ 11,906,142           $ 5,095,460

Supplemental disclosure of cash flow information:

Cash paid for interest                             $   335,914           $ 1,509,527

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

The financial statements include the accounts of the Partnership, DW Columbia Gateway Associates, DW Michelson Associates, DW Lakeshore Associates, Deptford Crossing Associates, Hampton Crossing Associates, DW Community Centers Limited Partnership and DW Maplewood Inc. on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.

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

These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995. Operating results of interim periods may not be indicative of the operating results for the entire year.

2. Real Estate

In December 1995, the Partnership sold the Hampton Village Centre, Farmington Crossroads and Midway Crossing Shopping Centers (the "Sold Shopping Centers").


3.  Related Party Transactions

Realty and an affiliate of Realty provided property management services for three properties at March 31, 1996 and four properties at March 31, 1995. The Partnership paid Realty and its affiliate management fees of $51,073 and $80,916 for the three months ended March 31, 1996 and 1995, respectively. These amounts are included in property operating expense.

Realty performs administrative functions, processes certain investor transactions and prepares tax information for the Partnership. For each of the three-month periods ended March 31, 1996 and 1995, the Partnership incurred approximately $96,700 and $110,000, respectively for these services. These amounts are included in general and administrative expense.

As of March 31, 1996, Realty and its affiliate were owed a total of approximately $56,000 for the above-mentioned services.

In 1991, the Partnership borrowed funds from an affiliate of Realty. The loan was repaid in December 1995 out of the proceeds of the sale of the Sold Shopping Centers. For the three months ended March 31, 1995, interest on the loan totalled $36,574.

4.  Litigation

Various public partnerships sponsored by Realty (including the Partnership and, in certain cases, its Managing General Partner) are defendants in five class action lawsuits pending in state and federal courts. The complaints allege a variety of claims, including breach of fiduciary duty, fraud, misrepresentation and related claims, and seek compensatory and other damages and equitable relief. The defendants have not yet responded to the complaints and intend to vigorously defend the actions. It is impossible to predict the effect, if any, the outcome of these actions might have on the Partnership's financial statements.

5.  Cash Distributions

In January 1996, the Partnership distributed the net sales proceeds from the Sold Shopping Centers. All of the net proceeds of $6,414,961 ($.72 per Unit) were distributed to the Limited Partners; the General Partner deferred receipt of its share of proceeds. The Partnership also paid the fourth quarter cash distribution of $.15 per unit to Limited Partners. This distribution was $1,484,994, with $1,336,495 distributed to Limited Partners and $148,499 distributed to the General Partner.

On April 29, 1996, the Partnership paid a cash distribution of $.13 per Unit to Limited Partners. The cash distribution aggregated $1,286,959 with $1,158,263 distributed to Limited Partners and $128,696 distributed to the General Partners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership raised $178,199,380 through a public offering which terminated in 1987. The Partnership has no plans to raise additional capital.

The Partnership originally invested in seven loans or land leases. Due to the weakness in real estate markets, most of the properties did not generate sufficient cash flow to fully service their debt. As a result, prior to December 31, 1994, the Partnership acquired all but one of the properties in which it originally invested. No additional investments are planned.

Many real estate markets are stabilizing or improving, primarily due to the continued absence of significant construction activity. The relative absence of office construction as well as growth in demand from high technology and professional service firms has recently resulted in absorption of office space in Orange County, CA (the location of 2600 Michelson Drive). In contrast, office vacancy levels in Boston (the location of One Congress Street) may be negatively impacted by corporate and bank consolidations in the near term. In most markets, office construction is limited to build-to-suit projects.

The Partnership's liquidity depends upon the cash flow from operations of its real estate investments, interest on its participating mortgage loan and expenditures for tenant improvements and leasing commissions in connection with the leasing of space. For the three months ended March 31, 1996, all of the Partnership's properties generated positive cash flow from operations, and it is anticipated that they will continue to do so.

In addition, the Partnership's liquidity has been and will continue to be affected by the sale of the Partnership's properties. Because the Partnership has fewer income producing investments, the Partnership's cash from operations available for distribution will decline in 1996 and thereafter. The Partnership accordingly adjusted the quarterly distribution rate to $.13 per Unit, beginning with the distribution for the first quarter of 1996, which was paid in April 1996.

In the first quarter of 1996, the Partnership incurred approximately $151,000 primarily for building improvements and tenant-related capital expenditures at 2600 Michelson Drive. In addition, the Partnership expended approximately $600,000 during the quarter in connection with repairs at 401 East Ontario Street.

As of March 31, 1996, the Partnership has commitments to contribute approximately $1 million to DW Michelson Associates, primarily for lease-related capital expenditures, and expects to expend approximately $5.4 million to complete the repairs at 401 East Ontario Street. These expenditures will be funded from cash reserves.

The Partnership's participating mortgage loan is secured by the One Congress Street property. In March 1996, the General Services Administration ("GSA"), which leases all of the office space at the property, notified the owner/borrower of the One Congress Street property that it will exercise its one-time cancellation option on a portion of its lease and will vacate approximately 67,500 square feet (approximately 28%) in June 1996. The GSA's annual rent for this space approximates $2.5 million. The owner is currently attempting to re-lease this space and continues renewal discussions regarding the lease of GSA's remaining space, which expires August 1997. Discussions regarding the pending claim with GSA in connection with the original construction of its space are also ongoing. The owner remains current on its first and second mortgage loans secured by the property.

Current market rental rates are significantly less than in the early 1990's when the GSA lease was entered into. Therefore, the owner/borrower may not receive sufficient rent from re-leasing the office space at the property to fully fund all of its obligations, including the total interest due on the Partnership's loan. In addition, substantial funds may be required to re-lease the space. Notwithstanding, the cash flow generated from the garage lease is projected to be sufficient to pay the debt service due under the first mortgage loan on the property.

Except as discussed herein and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that will have a material impact on liquidity.

The increase in other assets is primarily due to interest receivable on the participating mortgage loan. The interest was received in April 1996.

In January 1996, the Partnership distributed the net sales proceeds from the Sold Shopping Centers (see note 2 to the consolidated financial statements). All of the net proceeds of $6,414,961 ($.72 per Unit) were distributed to the Limited Partners; the General Partner deferred receipt of proceeds. The Partnership also paid the fourth quarter cash distribution of $.15 per Unit to Limited Partners. This distribution was $1,484,994, with $1,336,495 distributed to Limited Partners and $148,499 distributed to the General Partner.

On April 29, 1996, the Partnership paid a cash distribution of $.13 per Unit to Limited Partners. The cash distribution aggregated $1,286,959 with $1,158,263 distributed to Limited Partners and $128,696 distributed to the General Partners.

Operations

Fluctuations in the Partnership's operating results for the three-month period ended March 31, 1996 compared to 1995 are primarily attributable to the following:

Rental income for the three months ended March 31, 1996 decreased primarily due to the absence of rental revenue from the Sold Shopping Centers. This decrease was partially offset by an increase in rental income at 2600 Michelson Drive due to a 14% increase in occupancy.

The decrease in other income for the period ended March 31, 1996 when compared to 1995 is due to the receipt of a lease termination fee at the Michelson property of $150,000 in 1995.

The decrease in property operating expenses is due to the absence of expenses related to the Sold Shopping Centers, partially offset by the costs of repair work performed at 401 East Ontario.

The decrease in interest expense is due to the absence of interest related to the Sold Shopping Centers and the restructuring of the Deptford Crossing mortgage loan in the fourth quarter of 1995.

The decrease in depreciation is due to the absence of depreciation related to the Sold Shopping Centers.

The increase in amortization is due to increased leasing commissions at Michelson and costs incurred as part of the Deptford loan restructuring.

The increase in general and administrative expenses is primarily due to additional costs related to the sale of the Sold Shopping Centers.

A summary of the office, retail, residential and research and development building market where the Partnership's properties are located, and the performance of each property is as follows:

Greenway Pointe, located in Columbia, MD, remained 100% occupied during the first quarter of 1996. The market for research and development properties had a vacancy rate of 13% and suffers from an oversupply of buildings which will take several years to work off. G Tech, which occupies approximately 20% of the property's space will vacate when its lease expires in September 1996. Caremark, which occupied approximately 11% of the properties' space under a lease expiring in 1999, vacated the property but continues to pay rent. No significant leases, other than the G Tech lease, expire prior to 1998.

The luxury residential sub-market in Chicago, IL, location of 401 East Ontario property, continues to be strong. The property's average occupancy was 93%, which is slightly below market. To maximize tenant retention, the owner has given tenants temporary rent concessions during the most disruptive phase of the repair program. The effect, if any, of the repair program on near-term rents and occupancy cannot be determined at this time.

Favorable lease rates are attracting tenants to the office market in Irvine, California, the location of 2600 Michelson Drive, where the market vacancy rate has decreased to approximately 14%. The steady absorption of space and the lack of new construction are leading to a tightening of available quality office space in this market. During the first quarter of 1996, occupancy at the property decreased slightly to 91%. No other significant leases are scheduled to expire before 1998.

The retail market in Deptford, New Jersey, the location of Deptford Crossing, has a high vacancy rate which has exerted downward pressure on rents and has made leasing difficult. During the first quarter of 1996, occupancy at the property remained at 80%. No significant leases are scheduled to expire before 1997.

The vacancy level in the Boston office market, the location of One Congress Street, has increased slightly to approximately 11% and, as discussed above, may worsen in the near future. The property may be affected by the worsening market because GSA has announced it will vacate 67,500 square feet of the property's space in June 1996, and its lease on the remaining space terminates in August 1997. Also, the retail space has been difficult to lease. During the first quarter of 1996, occupancy at the office and garage space remained at 100% and the retail space, which is not a significant portion of the overall space, remained substantially vacant.

Flint, Michigan, the location of the Genesee Crossing shopping center, is an active retail market with a recent increase in vacancy rates due to several bankruptcy filings. The current vacancy rate is 8%. During 1996, occupancy at the property remained at 99%. No significant leases are scheduled to expire prior to 1999. Builder's Square, which owns an 80,000 square foot store at the center, has announced it will leave its building at the end of 1996 to move into a bigger location in the
area.   Builder's Square has leased the space to two tenants which are home entertainment and electronics retailers. The Partnership believes that the new retailers will increase traffic at the property.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On March 13, 1996, a class action lawsuit (the "Young Action") naming Dean Witter Realty Income Partnership III, L.P., other unidentified limited partnerships, Dean Witter, Discover & Co., Dean Witter Reynolds Inc., and others as defendants was filed in the Circuit Court for Baltimore City in Baltimore, Maryland. The defendants have removed the case to the United States District Court for the District of Maryland. The complaint alleges fraud, negligent misrepresentation, breach of fiduciary duty, unjust enrichment and related claims and seeks an accounting of records, compensatory and punitive damages in unspecified amounts and other equitable relief. The defendants have not yet responded to the complaint and intend to vigorously defend the action.


Item 6.  Exhibits and Reports on Form 8-K

  (a)    Exhibits
         An exhibit index has been filed as part of this Report on Page E1.

  (b)    Reports on Form 8-K - not applicable.

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


                                    DEAN WITTER REALTY YIELD PLUS, L.P.


                                    By:   Dean Witter Realty Yield Plus Inc.
                                          Managing General Partner



Date:  May 15, 1996                 By:   /s/E. Davisson Hardman, Jr.
                                          E. Davisson Hardman, Jr.
                                          President



Date:  May 15, 1996                 By:   /s/Lawrence Volpe
                                          Lawrence Volpe
                                          Controller
                                          (Principal Financial and
                                           Accounting Officer)


                                                                      Exhibit Index



                                 Dean Witter Realty Yield Plus, L.P.
                                    Quarter Ended March 31, 1996




Exhibit                                                               Sequentially
  No.                         Description                             Numbered Page
 27                    Financial Data Schedule
































                                                 E1


