Form 10-Q
period 1996-06-30
DEAN WITTER REALTY YIELD PLUS L P
filed 1996-08-14
CIK 810116

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                        FORM 10-Q

[ X ]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934
                           For the period ended June 30, 1996

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






                                      Page 1 of 14
PAGE

                               PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             DEAN WITTER REALTY YIELD PLUS, L.P.

                                 Consolidated Balance Sheets
                                                            June 30,           December 31,
                                                              1996                 1995
                                           ASSETS

Real estate, at cost:
  Land                                                   $ 13,444,875        $  13,444,875
  Buildings and improvements                              101,646,445           99,540,590
                                                          115,091,320          112,985,465
  Accumulated depreciation                                 16,320,745           14,468,727
                                                           98,770,575           98,516,738

Investment in participating mortgage loan,
  net of allowance of $14,570,278                          19,974,382           19,974,382

Cash and cash equivalents                                  10,491,841           18,939,265

Deferred expenses, net                                      1,451,814            1,626,335

Other assets                                                2,614,232            2,697,256

                                                         $133,302,844         $141,753,976

                             LIABILITIES AND PARTNERS' CAPITAL


Mortgage notes payable                                  $  19,867,618        $  20,003,736

Accounts payable and other liabilities                      4,757,506            4,249,284

Minority interest                                          19,837,961           19,566,955
                                                           44,463,085           43,819,975
Partners' capital (deficiency):
  General partners                                         (6,675,866)          (6,407,938)
  Limited partners ($20 per Unit,
    8,909,969 Units issued)                                95,515,625          104,341,939

          Total partners' capital                          88,839,759           97,934,001

                                                         $133,302,844         $141,753,976

                See accompanying notes to consolidated financial statements.
/TABLE

                                      DEAN WITTER REALTY YIELD PLUS, L.P.

                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                               Three and six months ended June 30, 1996 and 1995

                                                  Three months ended              Six months ended
                                                       June 30,                        June 30,
                                                  1996          1995              1996           1995
                                                                              (c>
Revenues:
   Rental                                       $4,254,485     $6,737,359      $ 8,519,008    $13,289,196
   Interest on participating
     mortgage loan                                 692,647        692,647        1,377,765      1,367,668
   Interest on short-term investments              120,568         85,623          291,119        234,599
   Other                                           133,710        204,987          278,463        441,987
                                                 5,201,410      7,720,616       10,466,355     15,333,450

Expenses:
   Property operating                            3,848,185      3,928,491        6,472,197      6,857,909
   Interest                                        402,200      1,506,688          805,223      3,004,606
   Depreciation                                    953,189      1,149,282        1,852,018      2,289,661
   Amortization                                    105,074        127,498          232,783        232,833
   General and administrative                      298,348        279,509          595,886        444,344
                                                 5,606,996      6,991,468        9,958,107     12,829,353

(Loss) income before minority interests           (405,586)       729,148          508,248      2,504,097

Minority interests                                 154,387        119,405          415,576        305,216

Net (loss) income                               $ (559,973)    $  609,743       $   92,672    $ 2,198,881

Net (loss) income allocated to:
   Limited partners                             $ (503,976)    $  548,769       $   83,405    $ 1,978,993
   General partners                                (55,997)        60,974            9,267        219,888
                                                $ (559,973)    $  609,743       $   92,672    $ 2,198,881

Net (loss) income per Unit of limited
   partnership interest                              $(.06)          $.06             $.01           $.22
                         See accompanying notes to consolidated financial statements.

                             DEAN WITTER REALTY YIELD PLUS, L.P.

                        Consolidated Statement of Partners' Capital

                               Six months ended June 30, 1996

                                           Limited           General
                                           Partners          Partners             Total

Partners' capital (deficiency)
   at January 1, 1996                   $104,341,939       $(6,407,938)       $ 97,934,001

Net income                                    83,405             9,267              92,672

Cash distributions                        (8,909,719)         (277,195)         (9,186,914)

Partners' capital (deficiency)
   at June 30, 1996                     $ 95,515,625       $(6,675,866)       $ 88,839,759















                See accompanying notes to consolidated financial statements.
/TABLE

                             DEAN WITTER REALTY YIELD PLUS, L.P.

                            Consolidated Statements of Cash Flows

                           Six months ended June 30, 1996 and 1995

                                                           1996                    1995
Cash flows from operating activities:
  Net income                                        $       92,672            $  2,198,881
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                        2,084,801               2,522,494
    Minority interest in earnings of
       consolidated partnership                            415,576                 305,216
    Deferred expenses                                      (58,262)               (600,459)
    Decrease (increase) in other assets                     83,024                 (67,726)
    Increase in accounts payable and
       other liabilities                                   508,222                 963,843
    Decrease in loan from affiliate                              -                 (15,252)

Net cash provided by operating activities                3,126,033               5,306,997

Cash flows from investing activities:
  Additions to real estate                              (2,105,855)               (624,464)
  Investment in participating mortgage loan                      -                (390,034)

Net cash used in investing activities                   (2,105,855)             (1,014,498)

Cash flows from financing activities:
  Repayments of mortgage note payable                     (136,118)                (72,879)
  Cash distributions                                    (9,186,914)             (2,969,988)
  Contributions by minority interest to
    consolidated partnership                               871,029                 436,835
  Minority interest in distributions from
    consolidated partnership                            (1,015,599)               (689,201)

Net cash used in financing activities                   (9,467,602)             (3,295,233)

(Decrease) increase in cash and cash equivalents        (8,447,424)                997,266

Cash and cash equivalents at
  beginning of period                                   18,939,265               4,772,726

Cash and cash equivalents at
  end of period                                       $ 10,491,841             $ 5,769,992

Supplemental disclosure of cash flow information:

Cash paid for interest                                 $   805,223             $ 3,016,215
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

The repair work on the exterior concrete of 401 East Ontario Street should be completed prior to December 31, 1996. During the six months ended June 30, 1996, repair costs totaled approximately $2.3 million. Total costs are expected to approximate $7.4 million, of which $4.2 million has been expended to date. Subsequent to June 30, 1996, the building's primary insurance carrier, which has denied that these repairs were covered by the Partnership's policy, paid $125,000 to the Partnership in settlement of this matter. The litigation continues against those the Partnership deems responsible for the design and construction of this building.

Subsequent to June 30, 1996, it was discovered that certain of the building's interior walls did not meet the city of Chicago's fire code requirements. The Partnership retained the services of nationally recognized consultants to investigate, test, and conduct a thorough review of all the building fire and life safety systems. Their reports concluded that the existing fire and life safety systems will function if called upon to do so and the building is safe for continued occupancy, although the reports also recommended fixing some problems they identified with those systems. The Partnership has notified the city of Chicago of the matter, and the City agrees with the Partnership's proposed corrections. The Partnership is in the process of notifying the building's tenants of these deficiencies. The Partnership currently plans to complete the corrections by the end of 1997. The cost of the repairs is currently being determined. The building's insurance carriers have been notified, and the Partnership is adding this matter to the litigation with the building's architect and contractor.

3.  Related Party Transactions

Realty and an affiliate of Realty provided property management services for four properties at June 30, 1996 and June 30, 1995. The Partnership paid Realty and its affiliate management fees of $112,187 and $159,322 for the six months ended June 30, 1996 and 1995, respectively. These amounts are included in property operating expense.

Realty performs administrative functions, processes certain investor transactions and prepares tax information for the Partnership. For each of the six-month periods ended June 30, 1996 and 1995, the Partnership incurred approximately $193,000 and $219,000, respectively for these services. These amounts are included in general and administrative expense.

As of June 30, 1996, Realty and its affiliate were owed a total of approximately $56,000 for the above-mentioned services.

In 1991, the Partnership borrowed funds from an affiliate of Realty. The loan was repaid in December 1995 out of the proceeds of the sale of the Sold Shopping Centers. For the six months ended June 30, 1995, interest on the loan totalled $76,000.

4.  Litigation

Various public partnerships sponsored by Realty (including the Partnership and, in certain cases, its Managing General Partner) are defendants in a number of class action lawsuits pending in state and federal courts. The complaints allege a variety of claims, including breach of fiduciary duty, fraud, misrepresentation and related claims, and seek compensatory and other damages and equitable relief. The defendants intend to vigorously defend the actions. It is impossible to predict the effect, if any, the outcome of these actions might have on the Partnership's financial statements.

5.  Cash Distributions

On July 30, 1996, the Partnership paid a cash distribution of $.13 per Unit to Limited Partners. The cash distribution aggregated $1,286,959 with $1,158,263 distributed to Limited Partners and $128,696 distributed to the General Partners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership raised $178,199,380 through a public offering which terminated in 1987. The Partnership has no plans to raise additional capital.

The Partnership originally invested in seven loans or land leases. Due to the past weakness in real estate markets, most of the properties did not generate sufficient cash flow to fully service their debt. As a result, prior to December 31, 1994, the Partnership acquired all but one of the properties in which it originally invested. No additional investments are planned.

Many real estate markets are stabilizing or improving, primarily due to the continued absence of significant construction activity. The relative absence of office construction as well as growth in demand from high technology and professional service firms has recently resulted in absorption of office space in Orange County, CA (the location of 2600 Michelson Drive). In contrast, office vacancy levels in Boston (the location of One Congress Street) may be negatively impacted by corporate and bank consolidations in the near term. In most markets, office construction is limited to build-to-suit projects. The research and development/office market for buildings, such as Greenway Pointe, strengthened during 1995 with growth in the high technology industries. However, recent downturns in values and performance results of many high technology companies may reduce the demand for space at research and development properties. In general, retail sales have recently been sluggish as consumers struggled with increased personal debt and job uncertainty. Declining retail sales and increased competition among specialty retailers has resulted in a difficult retail environment.

The Partnership's liquidity depends upon the cash flow from operations of its real estate investments, interest on its participating mortgage loan and expenditures for building improvements and tenant improvements and leasing commissions in connection with the leasing of space. For the six months ended June 30, 1996, all of the Partnership's properties, except for 401 East Ontario Street generated positive cash flow from operations, and it is anticipated that they will continue to do so. The costs of concrete repairs at 401 East Ontario Street caused property operating expenses to exceed rental income by approximately $1.0 million (see note 2 to the consolidated financial statements).

In addition, the Partnership's liquidity has been and will continue to be affected by the sale of the Partnership's properties. Because the Partnership sold three shopping centers in December 1995, the Partnership's aggregate cash flow from operations was reduced by approximately $585,000 and $1,240,000 during the three-and six-month periods ending June 30, 1996, respectively. The Partnership accordingly adjusted the quarterly distribution rate to $.13 per Unit, beginning with the distribution for the first quarter of 1996, which was paid in April 1996.
In the first half of 1996, the Partnership incurred approximately $900,000 (net of contributions by the minority interest) primarily for tenant-related capital expenditures at 2600 Michelson Drive and $300,000 for building improvements at 401 East Ontario Street.

As of June 30, 1996, the Partnership has commitments to contribute approximately $165,000 (net of contributions by the minority interest) to DW Michelson Associates and Deptford Crossing Associates, primarily for lease-related capital expenditures, and expects to expend approximately $3.3 million to complete the repairs on the exterior concrete at 401 East Ontario Street. The Partnership also expects to incur significant repairs to the fire and life safety systems of 401 East Ontario Street (see note 2 to the consolidated financial statements). These expenditures will be primarily funded from cash reserves.

The Partnership's participating mortgage loan (the "Second Mortgage Loan") is secured by the One Congress Street property. In March 1996, the General Services Administration ("GSA"), which leases all of the office space at the property, notified the owner/borrower of the One Congress Street property that it will exercise its one-time cancellation option on a portion of its lease and will vacate approximately 67,500 square feet (approximately 28%) in August 1996. The GSA's annual rent for this space approximates $2.5 million. The owner is currently attempting to re-lease this space and continues renewal discussions regarding the lease of GSA's remaining space, which expires August 1997. Discussions regarding the pending claim with GSA in connection with the original construction of its space are also ongoing. The owner remains current on the first mortgage loan and the Second Mortgage Loan.

Current market rental rates are significantly less than in the early 1990's when the GSA lease was entered into. Therefore, the owner/borrower may not receive sufficient rent from re-leasing the office space at the property to fully fund all of its obligations, including the total interest due on the Partnership's loan. In addition, there may be a significant amount of time before a new tenant is found for this space, and substantial funds may be required to re-lease it. Notwithstanding, the cash flow generated from the garage lease is projected to be sufficient to pay the debt service due under the first mortgage loan on the property. However, the Partnership is concerned that the owner/borrower will not be able to pay its minimum debt service under the Second Mortgage Loan once GSA vacates.

Except as discussed herein and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that will have a material impact on liquidity.

In January 1996, the Partnership distributed the net sales proceeds from the Sold Shopping Centers (see note 2 to the consolidated financial statements). All of the net proceeds of $6,414,961 ($.72 per Unit) were distributed to the Limited Partners; the General Partners deferred receipt of their share of proceeds.


On July 30, 1996, the Partnership paid a cash distribution of $.13 per Unit to Limited Partners. The cash distribution aggregated $1,286,959 with $1,158,263 distributed to Limited Partners and $128,696 distributed to the General Partners.

Operations

Fluctuations in the Partnership's operating results for the three and six-month periods ended June 30, 1996 compared to 1995 are primarily attributable to the following:

Rental income decreased primarily due to the absence in 1996 of rents approximately $2,187,000 in the first quarter and $4,468,000 year-to-date from the Sold Shopping Centers, as well as a temporary decrease at 401 East Ontario Street due to rent concessions granted to tenants while the above-mentioned exterior cocrete repairs at the property are being completed. These decreases were partially offset by an increase in rental income at 2600 Michelson Drive from the leasing of 22% of the property's space in the third quarter of 1995.

Other income decreased during the six-month period ended June 30, 1996 due to the receipt of a lease termination fee at the Michelson property of $150,000 in the first quarter of 1995.

Property operating expenses decreased primarily due to the absence in 1996 of expenses of approximately $845,000 in the first quarter and $1,706,000, year-to-date from the Sold Shopping Centers, partially offset by the increased costs of the repair work at 401 East Ontario.

Interest expense decreased primarily due to the absence in 1996 of interest of approximately $759,000 in the first quarter and $1,520,000, year-to-date due to the repayment of debt relating to the Sold Shopping Centers, the repayments in December 1995 of loans payable to affiliates and banks and the restructuring of the Deptford Crossing mortgage loan in the fourth quarter of 1995.

Depreciation decreased primarily due to the absence in 1996 of depreciation of approximately $266,000 in the first quarter and $533,000, year-to-date from the Sold Shopping Centers. Depreciation on the Deptford property was lower in 1996 because its cost basis was written down in the third quarter of 1995. During the three months ended June 30, 1996, these decreases were partially offset by an increase in depreciation expense at the Michelson property resulting from increased capital expenditures.

General and administrative expenses increased for the six months ended June 30, 1996 primarily due to additional costs related to the sale of the Sold Shopping Centers.

A summary of the office, retail, residential and research and development building markets where the Partnership's properties are located, and the performance of each property is as follows:

Greenway Pointe, located in Columbia, MD, remained 100% leased during the first half of 1996. The market for research and development properties in which the property is located is improving; and it currently has a vacancy rate of 10%. G Tech, which occupies approximately 20% of the property's space will vacate when its lease expires in September 1996. Subsequent to June 30, 1996, the Partnership negotiated a buyout of its lease with Caremark for approximately 11% of the property's space, and signed a new lease for the combined space to be given up by G Tech and Caremark at a higher rental rate. No other significant leases expire prior to 1998.

The luxury residential sub-market in Chicago, IL, location of 401 East Ontario property, has a current vacancy rate of approximately 5%. The occupancy at the property has decreased slightly to 92% as a result of the above-mentioned exterior concrete repair work continuing at the property. To maximize tenant retention while these repairs are being performed, the owner has given tenants temporary rent concessions. The effect, if any, of all the repair programs on rents and occupancy in the future cannot be determined at this time.

Favorable lease rates are attracting tenants to the office market in Irvine, California, the location of 2600 Michelson Drive, where the market vacancy rate is approximately 14%. The steady absorption of space and the lack of new construction are leading to a tightening of available quality office space in this market. During the second quarter of 1996, occupancy at the property increased slightly to 92%. No significant leases are scheduled to expire before 1998.

The vacancy level in the Boston office market, the location of One Congress Street, is approximately 11% and, as discussed above, may worsen in the near future. The property may be affected by the vacancy in this market because GSA has announced it will vacate approximately 67,500 square feet of the property's space in August 1996, and its lease on the remaining space terminates in August 1997. Also, the retail space (which has been substantially vacant for some time) has been difficult to lease. During the second quarter of 1996, occupancy at the office and garage space remained at 100% and the retail space, which is not a significant portion of the overall space, remained substantially vacant.

The retail market in Deptford, New Jersey, the location of Deptford Crossing, has a high vacancy rate which has exerted downward pressure on rents and has made leasing difficult. During the second quarter of 1996, occupancy at the property increased slightly to 82%. Leases totaling 19% of the property's space are scheduled to expire in 1997.

The vacancy rate in Flint, Michigan, the location of the Genesee Crossing shopping center, has increased to approximately 17% as a result of the closing of several stores due to bankruptcies. During the first half of 1996, occupancy at the property remained at 99%. No significant leases are scheduled to expire prior to 1998. Builder's Square, which owns an 80,000 square foot store at the center, has announced it will stay at this property and will not sub-lease its space as previously reported.
A branch of a national home electronics store and a branch of a national pet store are being built on a site adjacent to the property. The Partnership believes that these new retailers may increase traffic at the property.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The following developments have occurred since the filing of the Partnership's most recent quarterly report on Form 10-Q with respect to the purported class actions filed against the Partnership.

Pursuant to an order to the U.S. District Court for the southern District of California entered May 24, 1996, the Grigsby Action was transferred to the U.S. District Court for the Southern District of New York.

The parties in the Schechtman Action, the Dosky Action and the Segal Action intend to ask the Delaware Court of Chancery that such Actions be consolidated in a single matter. The Grigsby Action has been stayed indefinitely subject to being reopened for good cause. The Young Action has been dismissed without prejudice. The defendants in the Young Action understand that the plaintiffs in the Young Action intend to join the Schechtman Action, the Dosky Action and the Segal Action if such Actions are consolidated.

Item 6.  Exhibits and Reports on Form 8-K

   (a)    Exhibits
          An exhibit index has been filed as part of this Report on Page
          E1.

   (b)    Reports on Form 8-K.
          Report dated May 14, 1996 of the Valuation per Unit of Limited Partnership Interest at December 31, 1995.

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


                                 DEAN WITTER REALTY YIELD PLUS, L.P.


                                 By:    Dean Witter Realty Yield Plus Inc.
                                        Managing General Partner



Date:  August 14, 1996                By:    /s/E. Davisson Hardman, Jr.
                                             E. Davisson Hardman, Jr.
                                             President



Date:  August 14, 1996                By:    /s/Lawrence Volpe
                                             Lawrence Volpe
                                             Controller
                                             (Principal Financial and
                                              Accounting Officer)

                                    Dean Witter Realty Yield Plus, L.P.

                                        Quarter Ended June 30, 1996

                                               Exhibit Index



Exhibit                                                       Sequentially
  No.                     Description                         Numbered Page

 27                  Financial Data Schedule












































                                                    E1