Form 10-Q
period 1996-09-30
DEAN WITTER REALTY YIELD PLUS L P
filed 1996-11-15
CIK 810116

UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C.  20549

                      FORM 10-Q

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
       For the period ended September 30, 1996

                         OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.

          Commission File Number:  0-18148



         DEAN WITTER REALTY YIELD PLUS, L.P.
(Exact name of registrant as specified in governing instrument)



       Delaware             13-3426531
(State of organization)(IRS Employer Identification No.)



   2 World Trade Center, New York, NY  10048
(Address of principal executive offices)(Zip Code)


Registrant's telephone number, including area code:   (212) 392-1054

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

             PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

           DEAN WITTER REALTY YIELD PLUS, L.P.

               Consolidated Balance Sheets
                                September 30,    December 31,
                                     1996            1995

                         ASSETS
Real estate, at cost:
Land                                   $ 13,444,875$ 13,444,875
Buildings and improvements       101,739,260      99,540,590
                                 115,184,135     112,985,465
Accumulated depreciation         (17,349,538)     14,468,727
                                  97,834,597      98,516,738

Investment in participating mortgage loan,
net of allowances of $15,549,278 and     18,995,382   19,974,382
$14,570,278

Cash and cash equivalents          8,442,737      18,939,265

Deferred expenses, net             1,397,578       1,626,335

Other assets                       2,587,677       2,697,256

                                $129,257,971    $141,753,976

           LIABILITIES AND PARTNERS' CAPITAL


Mortgage notes payable          $ 19,801,376    $ 20,003,736

Accounts payable and other liabilities4,249,926    4,249,284

Minority interest                                          19,587,670           19,566,955
                                                           43,638,972           43,819,975
Partners' capital (deficiency):
  General partners                                         (6,997,942)          (6,407,938)
  Limited partners ($20 per Unit,
    8,909,969 Units issued)                                92,616,941          104,341,939

          Total partners' capital                          85,618,999           97,934,001

                                                         $129,257,971         $141,753,976
                See accompanying notes to consolidated financial statements.
/TABLE

                                      DEAN WITTER REALTY YIELD PLUS, L.P.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            Three and nine months ended September 30, 1996 and 1995
                                                  Three months ended              Nine months ended
                                                     September 30,                    September 30,
                                                   1996        1995                1996         1995
Revenues:
   Rental                                       $4,077,314    $7,201,129       $12,596,322   $20,490,325
   Interest on participating
     mortgage loan                                 692,647       692,647         2,070,412     2,060,315
   Interest on short-term investments              107,495       127,235           398,614       361,834
   Other                                           174,065       169,857           403,248       611,844
                                                 5,051,521     8,190,868        15,468,596    23,524,318
Expenses:
   Property operating                            4,104,235     3,617,427        10,527,152    10,475,336
   Interest                                        396,117      1,501,345        1,201,340     4,505,951
   Depreciation                                  1,028,793     1,160,413         2,880,811     3,450,074
   Amortization                                     97,865       124,744           330,648       357,577
   General and administrative                      198,081       160,421           793,967       604,765
   Loss on impairment of real estate,
     and participating mortgage loan               979,000     6,931,459           979,000     6,931,459
                                                 6,804,091    13,495,809        16,712,918    26,325,162

Loss before minority interests                  (1,752,570)   (5,304,941)       (1,244,322)   (2,800,844)

Minority interests                                 181,231       106,356           596,807       411,572

Net loss                                       $(1,933,801)  $(5,411,297)      $(1,841,129)  $(3,212,416)

Net loss allocated to:
   Limited partners                            $(1,740,421)  $(4,870,167)      $(1,657,016)  $(2,891,174)
   General partners                               (193,380)     (541,130)         (184,113)     (321,242)
                                               $(1,933,801)  $(5,411,297)      $(1,841,129)  $(3,212,416)

Net loss per Unit of limited
   partnership interest                              $(.20)        $(.55)            $(.19)        $(.32)

                         See accompanying notes to consolidated financial statements.

                             DEAN WITTER REALTY YIELD PLUS, L.P.

                        Consolidated Statement of Partners' Capital

                            Nine months ended September 30, 1996

                                           Limited           General
                                           Partners          Partners             Total

Partners' capital (deficiency)
   at January 1, 1996                   $104,341,939       $(6,407,938)       $ 97,934,001

Net loss                                  (1,657,016)         (184,113)         (1,841,129)

Cash distributions                       (10,067,982)         (405,891)        (10,473,873)

Partners' capital (deficiency)
   at September 30, 1996                $ 92,616,941       $(6,997,942)       $ 85,618,999
















                See accompanying notes to consolidated financial statements.
/TABLE

                             DEAN WITTER REALTY YIELD PLUS, L.P.

                            Consolidated Statements of Cash Flows

                        Nine months ended September 30, 1996 and 1995
                                                           1996                    1995
Cash flows from operating activities:
  Net loss                                            $ (1,841,129)            $(3,212,416)
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                        3,211,459               3,807,651
    Minority interest in earnings of
       consolidated partnership                            596,807                 411,572
    Loss on impairment of real estate, and
       participating mortgage loan                         979,000               6,931,459
    Deferred expenses                                     (101,891)               (669,365)
    Decrease in other assets                               109,579                 129,298
    (Decrease) increase in accounts
       payable and other liabilities                           642               1,302,721

Net cash provided by operating activities                2,954,467               8,700,920

Cash flows from investing activities:
  Additions to real estate                              (2,198,670)               (774,164)
  Investment in participating mortgage loan                  -                    (390,034)

Net cash used in investing activities                   (2,198,670)             (1,164,198)

Cash flows from financing activities:
  Repayments of mortgage note payable                     (202,360)                (83,423)
  Cash distributions                                   (10,473,873)             (4,454,982)
  Contributions by minority interest to
    consolidated partnership                               914,514                 482,543
  Minority interest in distributions from
    consolidated partnership                            (1,490,606)             (1,403,743)
  Decrease in loan from affiliate                            -                     (15,625)

Net cash used in financing activities                  (11,252,325)             (5,475,230)

(Decrease) increase in cash and cash equivalents       (10,496,528)              2,061,492

Cash and cash equivalents at
  beginning of period                                   18,939,265               4,772,726

Cash and cash equivalents at
  end of period                                       $  8,442,737             $ 6,834,218
Supplemental disclosure of cash flow information:
Cash paid for interest                                $  1,201,340             $ 4,517,560

                                     (continued)

                         DEAN WITTER REALTY YIELD PLUS, L.P.

                        Consolidated Statements of Cash Flows

                    Nine months ended September 30, 1996 and 1995
                                      (cont'd)
                                                         1996             1995

Supplemental disclosure of non-cash investing activites:

   Reclassification of real estate held for sale:
      Real estate, at cost
        Land                                          $    -           $15,480,507
        Buildings and improvements                         -            48,670,526
        Accumulated depreciation                           -            (2,214,963)

        Real estate held for sale                     $    -           $61,936,070
































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

Net loss per Unit amounts are calculated by dividing net loss allocated to Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim periods. Except for the loss on impairment of the participating mortgage loan, such adjustments consist only of normal recurring accruals.

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

The repair work on the exterior concrete of 401 East Ontario Street was completed in October 1996. Through September 30, 1996, approximately $6.0 million has been expended, of which approximately $4.2 million was expended in 1996. Total costs are expected to approximate $7.4 million. During the third quarter of 1996, the building's primary insurance carrier, which denied that these repairs were covered by the Partnership's policy, paid $125,000 to the Partnership in settlement of this matter. Litigation continues against those the Partnership deems responsible for the defects in the design and construction of this building.

During the third quarter of 1996, it was discovered that certain of the building's interior walls did not meet the city of Chicago's fire code requirements. The Partnership retained the services of nationally recognized consultants to investigate, test, and conduct a thorough review of all the building fire and life safety systems. Their reports concluded that the existing fire and life safety systems will function if called upon to do so and the building is safe for continued occupancy, although the reports also recommended fixing some problems they identified with those systems. The Partnership has notified the city of Chicago of the matter, and the City agrees with the Partnership's proposed corrections. The Partnership notified the building's tenants of these deficiencies. The Partnership commenced repair work during the third quarter of 1996, and expects the work to be completed by the end of 1997. The cost of these measures is estimated to be approximately $4 million, of which $238,000 was incurred during the third quarter of 1996. In addition, a rent concession has been offered to the residents in order to maintain occupancy. The building's insurance carriers have been notified, and the Partnership has added this matter to the litigation concerning the repair work on the exterior concrete of the building. The litigation is being vigorously pursued but there can be no assurance that any amounts will be recovered.

3.  Investment in Participating Mortgage Loan

In 1991, one of the general partners of the general partner of the owner/borrower of the One Congress Street property filed a voluntary petition under Chapter 11 of the Bankruptcy Code. In 1996, as part of the reorganization, control over this general partner's interest in the property was transferred to a trustee in bankruptcy.

In August 1996, the General Services Administration ("GSA"), which leased all of the office space at the property, vacated approximately 70,000 square feet (approximately 30% of the office space) pursuant to its one-time cancellation option on a portion of its space. The GSA's annual rent for this space approximated $2.5 million.

Subsequent to September 30, 1996, the owner/borrower defaulted on the participating mortgage loan by failing to timely pay its debt service. Thereafter, the Partnership and Dean Witter Realty Yield Plus II, L.P., accelerated the loan and attempted to take possession of the One Congress Street property. On October 15, 1996, the owner/borrower filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The Partnership is currently considering what actions to take in response to the bankruptcy filing.

The Partnership believes that during the period of the bankruptcy it will be unable to collect its interest on the loan in full and that the bankruptcy may adversely impact future leasing at the property.
Accordingly, the Partnership has determined that the loan is impaired and has recorded an additional valuation allowance of $979,000 to reduce the carrying value of the laon ot its estimated fair value.

4.  Related Party Transactions

Realty and an affiliate of Realty provided property management services for four of the Partnership's properties at September 30, 1996 and 1995. The Partnership paid Realty and its affiliate management fees of approximately $172,000 and $241,000 for the nine months ended September 30, 1996 and 1995, respectively. These amounts are included in property operating expenses.

Realty performs administrative functions, processes certain investor transactions and prepares tax information for the Partnership. For each of the nine-month periods ended September 30, 1996 and 1995, the Partnership incurred approximately $290,000 and $336,000, respectively, for these services. These amounts are included in general and administrative expenses.

As of September 30, 1996, Realty and its affiliate were owed a total of approximately $52,000 for the above-mentioned services.

In 1991, the Partnership borrowed funds from an affiliate of Realty. The loan was repaid in December 1995 out of the proceeds of the sale of the Sold Shopping Centers. For the nine months ended September 30, 1995, interest on the loan totalled $116,000.

5.  Litigation

Various public partnerships sponsored by Realty (including the Partnership and its Managing General Partner) are defendants in a consolidated class action lawsuit pending in state court. The complaint alleges breach of fiduciary duty, and seeks compensatory damages and equitable relief. The defendants intend to vigorously defend the action. It is impossible to predict the effect, if any, the outcome of this action might have on the Partnership's financial statements.

6.  Cash Distributions

On October 29, 1996, the Partnership paid a cash distribution of $.13 per Unit to Limited Partners. The cash distribution aggregated $1,286,959 with $1,158,263 distributed to Limited Partners and $128,696 distributed to the General Partners.

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

Many real estate markets are stabilizing or improving, primarily due to the continued absence of significant construction activity; for example, office vacancy levels in Boston (the location of One Congress Street) have decreased by 2% in 1996. The relative absence of office construction as well as growth in demand from high technology and professional service firms has recently resulted in absorption of office space in Orange County, CA (the location of 2600 Michelson Drive). Vacancies at many office/research and development properties, such as Greenway Pointe, are declining as communications, computers and software companies demand additional space. In the retail sector, a changing tenant base caused by the domination of certain power center tenants coupled with bankruptcies and major restructurings of other tenants is resulting in higher vacancies and stagnant rents.

The Partnership's liquidity depends upon the cash flow from operations of its real estate investments, interest on its participating mortgage loan and expenditures for building improvements and tenant improvements and leasing commissions in connection with the leasing of space. For the nine months ended September 30, 1996, all of the Partnership's properties, except for 401 East Ontario Street, generated positive cash flow from operations, and it is anticipated that they will continue to do so. Significant repair costs at 401 East Ontario Street caused property operating expenses to exceed rental income by approximately $2.5 million. See Note 2 to the consolidated financial statements.

In addition, the Partnership's liquidity has been and will continue to be affected by the sale of the Partnership's properties. Because the Partnership sold three shopping centers (the "Sold Shopping Centers") in December 1995, the Partnership's aggregate cash flow from operations was reduced by approximately $786,000 and $2 million during the three-and nine-month periods ending September 30, 1996, respectively. The Partnership accordingly adjusted the quarterly distribution rate to $.13 per Unit, beginning with the distribution for the first quarter of 1996, which was paid in April 1996.

During the nine months ended September 30, 1996, the Partnership incurred approximately $945,000 (net of contributions by the minority interest) primarily for tenant-related capital expenditures at 2600 Michelson Drive and $380,000 for building improvements at 401 East Ontario Street.

As of September 30, 1996, the Partnership has commitments to contribute approximately $705,000, primarily for lease-related capital expenditures at the Greenway Pointe and Deptford properties, and expects to expend approximately $1.4 million for the remaining costs of repairs on the exterior concrete at 401 East Ontario Street. During the third quarter of 1996, the Partnership commenced work to repair the fire and life safety systems of 401 East Ontario Street; the total cost of this project is expected to be approximately $4.0 million, of which $238,000 has been incurred to date (see Note 2 to the consolidated financial statements). These expenditures will be primarily funded from property cash flow and Partnership cash reserves.

As described in Note 3 to the consolidated financial statements, the General Services Administration ("GSA"), the sole tenant of the office space at the One Congress Street property, vacated approximately 30% of the space at the property in August 1996, and the lease on its remaining space expires in August 1997. As also described in Note 3, on October 15, 1996, the owner/borrower filed a voluntary petition under Chapter 11 of the U.S. bankruptcy code. The owner/borrower ceased paying interest on the Partnership's portion of the loan of approximately $230,000 per month. The Partnership is currently considering what actions to take in response to the bankruptcy filing.

The cash flow generated from the garage lease is projected to be sufficient to pay the debt service due under the first mortgage loan on the property. However, current market rental rates in Boston are significantly less than in the early 1990's when the GSA lease was entered into. Therefore, the rent to be received after re-leasing the office space at the property, as well as the Partnership's cash flow from the property, will significantly decrease. In addition, there may be a significant amount of time before a new tenant is found for this space, and substantial funds may be required to re-lease the space.

The Partnership believes that during the period of the bankruptcy it will be unable to collect its interest on the loan in full and that the bankruptcy may adversely impact future leasing at the property.
Accordingly, the Partnership has determined that the loan is impaired and has recorded an additional valuation allowance of $979,000 to reduce the carrying value of the loan to its estimated fair value.

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

On October 29, 1996, the Partnership paid a cash distribution of $.13 per Unit to Limited Partners. The cash distribution aggregated $1,286,959 with $1,158,263 distributed to Limited Partners and $128,696 distributed to the General Partners.


Operations

Fluctuations in the Partnership's operating results for the three-and nine-month periods ended September 30, 1996 compared to 1995 are primarily attributable to the following:

Rental income decreased primarily due to the absence in 1996 of rents of approximately $2.5 million in the third quarter and $7 million year-to-date from the Sold Shopping Centers. Rent also decreased at 401 East Ontario Street due to rent concessions granted to tenants while the repairs at the property are being completed, and at Deptford Crossing due to a reduction of pass-through income caused by lower real estate tax costs at the property. During the nine-months ended September 30, 1996, these decreases were partially offset by an increase in rental income at 2600 Michelson Drive from the leasing of 22% of the property's space in the second quarter of 1995.

Other income decreased during the nine-month period ended September 30, 1996 primarily due to the receipt of a lease termination fee at the Michelson property of $150,000 in the first quarter of 1995.

Property operating expenses increased during the nine-month period ended September 30, 1996 because the costs of the repairs at 401 East Ontario Street exceeded the reduction of expenses at the Sold Shopping Centers ($2.4 million) and reduced real estate tax costs at the Michelson and Deptford Crossing properties.

Property operating expenses increased during the three-month period ended September 30, 1996 because the costs of repair work at 401 East Ontario Street exceeded the reduction of expenses at the Sold Shopping Centers ($800,000) and reduced real estate tax costs at the Michelson and Deptford Crossing properties.

Interest expense decreased primarily due to the absence in 1996 of interest of approximately $800,000 in the third quarter and $2.3 million year-to-date due to the repayment of debt relating to the Sold Shopping Centers, the repayments in December 1995 of loans payable to affiliates and banks and the partial paydown of the Deptford Crossing mortgage loan in the fourth quarter of 1995.

Depreciation decreased primarily due to the absence in 1996 of depreciation of approximately $268,000 in the third quarter and $801,000, year-to-date from the Sold Shopping Centers. Depreciation on the Deptford property was lower in 1996 because the property was written down in the third quarter of 1995. These decreases were partially offset by increased depreciation at the Michelson property resulting from increased capital expenditures.


General and administrative expenses increased for the nine months ended September 30, 1996 primarily due to additional costs related to the sale of the Sold Shopping Centers incurred during the first quarter of 1996.

During the third quarter of 1996, the Partnership recorded a loss on the impairment of its participating mortgage loan. See Note 3 to the consolidated financial statements.

During the third quarter of 1995, the Partnership recorded a $6.9 million loss on impairment of the Deptford Crossing Shopping Center.

A summary of the office, retail, residential and research and development building markets where the Partnership's properties are located, and the performance of each property is as follows:

The market for research and development properties in Columbia, MD, the location of Greenway Pointe, is improving; and it currently has a vacancy rate of 8%. During the third quarter of 1996, occupancy at the property decreased to 97%. In October 1996, G Tech, which occupied approximately 20% of the property's space, vacated its space. During the third quarter of 1996, the Partnership negotiated a buyout of its lease to Caremark for approximately 11% of the property's space, and signed a new lease for the combined space to be given up by G Tech and Caremark at a higher rental rate. No other significant leases expire prior to 1998.

The luxury residential sub-market in Chicago, IL, location of 401 East Ontario property, has a current vacancy rate of approximately 3%. The occupancy at the property has decreased from 92% to 82% as a result of the above-mentioned exterior concrete repair work continuing at the property. Also, the Partnership expects that the above-mentioned repairs with regard to the fire and life systems (which began during the third quarter of 1996) will be intrusive upon residents as work will be needed to be performed inside each rental unit. To maximize tenant retention while these repairs are being performed, the Partnership has given tenants temporary rent concessions. Also, tenants' rent will be abated while work is being performed inside their units. The effect, if any, of all the repair programs on rents and occupancy in the future cannot be determined at this time.

During the third quarter of 1996, the market vacancy rate in Irvine, California, the location of 2600 Michelson Drive, increased slightly. However, the Partnership considers Irvine to be an improving market because the steady absorption of space and the lack of new construction are leading to a decrease in the amount of available quality office space. Rental rates have also recently begun to increase in this market. During the third quarter of 1996, occupancy at the property remained at 92%. No significant leases expire before 1998.

The office vacancy level in the Boston office market, the location of One Congress Street, has recently imporved to 9%. As discussed above, GSA vacated approximately 70,000 square feet of the property's office space in August 1996 and its lease on the remaining space terminates in August 1997. Also, the retail space (which has been substantially vacant for some time) has been difficult to lease. During the third quarter of 1996, occupancy at the office space decreased to 70% and the retail space, which is not a significant portion of the overall space, remained substantially vacant.

The retail market in Deptford, New Jersey, the location of Deptford Crossing, has a high vacancy rate which has exerted downward pressure on rents and has made leasing difficult. In addition, there are four retail developments under construction in this market, all of which are expected to be completed in 1997. This space is being built for power retailers, traditional anchor tenants and small tenants. The sales of tenants in the Deptford Crossing property may be negatively affected by competition from both power retailers and similar retailers which may move into the new space. Also, the new space will compete with the Partnership's property as the Partnership tries to lease vacant space (approximately 17% of the property's space) and renew the space scheduled to expire in 1997 (approximately 19% of the space).

The vacancy rate in Flint, Michigan, the location of the Genesee Crossing shopping center, has increased to approximately 17% as a result of the closing of several stores due to bankruptcies. During the nine months ended September 30, 1996, occupancy at the property remained at 99%. No significant leases are scheduled to expire prior to 1998. A branch of a national home electronics store and a branch of a national pet store are being built on a site adjacent to the property. The Partnership believes that these new retailers may increase traffic at the property.

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

The Schechtman Action, the Dosky Action and the Segal Action have been consolidated in a single action (the "Consolidated Action") in the Delaware Court of Chancery for New Castle County. The plaintiffs in the Young Action and the Grigbsy Action have joined the Consolidated Action. The Grigsby Action remains stayed indefinitely subject to being reopened for good cause.

On October 7, 1996, the plaintiffs in the Consolidated Action filed a First Consolidated and Amended Class Action Complaint naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, Dean Witter, Discover & Co., Dean Witter Reynolds Inc. and others as defendants. This complaint alleges breach of fiduciary duty and seeks an accounting of profits, compensatory damages in an unspecified amount, possible liquidation of the Partnership under a receiver's supervision and other equitable relief. The defendants have not yet responded to this complaint and intend to vigorously defended the action.

Item 6.  Exhibits and Reports on Form 8-K

   (a)    Exhibits
          An exhibit index has been filed as part of this Report on Page
          E1.

   (b)    Reports on Form 8-K.
          Report dated October 15, 1996 relating to the voluntary bankruptcy filing of the owner of the property subject to and collateralizing the Partnership's investment in the participating mortgage loan.

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


                                      DEAN WITTER REALTY YIELD PLUS, L.P.


                                      By:    Dean Witter Realty Yield Plus Inc.
                                             Managing General Partner



Date:  November 14, 1996              By:    /s/E. Davisson Hardman, Jr.
                                             E. Davisson Hardman, Jr.
                                             President



Date:  November 14, 1996              By:    /s/Lawrence Volpe
                                             Lawrence Volpe
                                             Controller
                                             (Principal Financial and
                                              Accounting Officer)

                                    Dean Witter Realty Yield Plus, L.P.

                                     Quarter Ended September 30, 1996

                                               Exhibit Index



                     Exhibit
                       No.                             Description

                       27                         Financial Data Schedule










































                                                    E1