Form 10-K
period 1996-12-31
DEAN WITTER REALTY YIELD PLUS L P
filed 1997-03-31
CIK 810116

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549

                                         FORM 10-K

[ X ]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934
                        For the fiscal year ended December 31, 1996

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

                            DOCUMENTS INCORPORATED BY REFERENCE
                                           None
                                       Page 1 of 43

                                       PART I.

ITEM 1.  BUSINESS

The Registrant, Dean Witter Realty Yield Plus, L.P. (the
"Partnership"), is a limited partnership organized in January 1987 under the Uniform Limited Partnership Act of the State of Delaware for the purpose of investing in income-producing properties.

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

The Partnership issued 8,909,969 units of limited partnership interest (the "Units") for $178,199,380. The offering has been terminated and no additional Units will be sold.

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

The Partnership's real property investments are subject to competition from similar types of properties in the vicinities in which they are located. Further information regarding competition and market conditions where the Partnership's properties are located is set forth in Item 7 below.

The Partnership has no employees.

All of the Partnership's business is conducted in the United States.

ITEM 2.  PROPERTIES

The Partnership's principal offices are located at Two World Trade Center, New York, New York 10048. The Partnership has no other offices.

As of December 31, 1996, the Partnership owned directly or through a partnership interest the following interests in real estate and a real estate loan. Generally, the leases pertaining to the properties provide for pass-throughs to the tenants of their pro-rata share of certain operating expenses. In the opinion of the Managing General Partner, all of the properties are adequately covered by insurance.

                                          Date of            Initial        Net Rentable
                                        Completion/        Investment2          Area            Ownership of
Property, location and type             Acquisition1         ($000)         (000 sq. ft.)     Land & Improvements
Greenway Pointe                          1988/1990           $8,315             120             99.99% general part-
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

2600 Michelson Drive                   1986-89/1990         $36,000             390             50.81% general part-
  Irvine, Ca                                                                                    nership interest.5
  3 office buildings

Deptford Crossing3                       1991/1992          $18,291             200             100% through interests
  Deptford, NJ                                                                                  in general partner-
  shopping center                                                                               ships and corporations.

Genessee Crossing3                       1988/1994           $8,640             3096            100% through interests
  Flint, MI                                                                                     in general partnerships
  shopping center                                                                               and corporations.

Pine Ridge                               N/A/1994              $138        2.8 acres            100% through interests
  Flint, MI                                                                                     in general partnership
  unimproved land                                                                               and corporations.

Military Crossing                        N/A/1994              $300         .6 acres            100% through interests
  Norfolk, VA                                                                                   in general partnerships
  unimproved land                                                                               and corporations.

One Congress Street                    1990,91/1989         $34,350       office-246            58% of a permanent
  Boston, MA                                                               retail-37            second mortgage
  office building and                                                                           loan.7
  garage

1. Acquisition date is date of foreclosure or in-substance foreclosure.

2. Estimated fair value on foreclosure or in-substance foreclosure date, or loan amount.

3. Property is subject to a mortgage loan. See note 7 to the consolidated financial statements in Item 8.

4. The Managing General Partner owns the remaining .01% general partnership interest in the partnership.

5. Dean Witter Realty Yield Plus II, L.P. ("Yield Plus II"), an affiliate of the Partnership owns the remaining 49.19% general partnership interest. The total cost of the property was approximately $71 million.

6. Approximately 190,000 sq. ft. at the property is owned by stores occupying the shopping center.

7. Yield Plus II made the remaining 42% of the loan. The total loan made was $59.2 million.

Each property was built with on-site parking facilities.

An affiliate of Realty is the property manager for Greenway Pointe, 2600 Michelson Drive, Deptford Crossing and, as of April 1, 1996,
Genessee Crossing.

Further information relating to the Partnership's properties is included in Item 7 and Notes 4, 5, 6 and 7 to the consolidated financial statements in Item 8 below.

ITEM 3.  LEGAL PROCEEDINGS

On December 27, 1995, a purported class action lawsuit (the "Grigsby Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner and Associate General Partner), Realty, Dean Witter Reynolds Inc. ("DWR") and others as defendants was filed in Superior Court in California. The complaint alleged fraud, negligent misrepresentation, intentional and negligent breach of fiduciary duty, unjust enrichment and related claims and sought compensatory and punitive damages in unspecified amounts and injunctive and other equitable relief. The defendants removed the case to the United States District Court for the Southern District of California. Pursuant to an order of the U.S. District Court for the Southern District of California entered May 24, 1996, the Grigsby Action was transferred to the U.S. District Court for the Southern District of New York.

On February 14, 1996, a purported class action lawsuit (the "Schectman Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, Dean Witter, Discover & Co. ("DWD") and DWR as defendants was filed in the Chancery Court of Delaware for New Castle County (the "Delaware Chancery Court"). On February 23, 1996, a purported class action lawsuit (the "Dosky Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, DWD, DWR and others as defendants was filed in the Delaware Chancery Court. On February 29, 1996, a purported class action lawsuit (the "Segal Action') naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, DWR, DWD and others as defendants was filed in the Delaware Chancery Court. On March 13, 1996, a purported class action lawsuit (the "Young Action") naming the partnership, other unidentified limited partnerships, DWD, DWR and others as defendants was filed in the Circuit Court for Baltimore City in Baltimore, Maryland. The defendants removed the Young Action to the United States District Court for the District of Maryland.

Thereafter, the Schectman Action, the Dosky Action and the Segal Action were consolidated in a single action (the "Consolidated Action") in the Delaware Chancery Court. The Young Action was dismissed without prejudice. The plaintiffs in the Young Action and the Grigsby Action joined the Consolidated Action. The Grigsby Action remains stayed indefinitely subject to being reopened for good cause.

On October 7, 1996, the plaintiffs in the Consolidated Action filed a First Consolidated and Amended Class Action Complaint naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, DWD, DWR and others as defendants. This complaint alleges breach of fiduciary duty and seeks an accounting of profits, compensatory damages in an unspecified amount, possible liquidation of the Partnership under a receiver's supervision and other equitable relief. The defendants filed a motion to dismiss this complaint on December 10, 1996.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year to a vote of Unit holders.







                                      PART II.

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

An established public trading market for the Units does not exist, and it is not anticipated that such a market will develop in the future. Accordingly, information as to the market value of a Unit at any given date is not available. However, the Partnership does allow its limited partners (the "Limited Partners") to transfer their Units, if a suitable buyer can be located.

As of March 17, 1997, there were 16,230 holders of limited partnership interests.

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

During the year ended December 31, 1996, the Partnership paid cash distributions aggregating $1.26 per Unit (including approximately $.72 (a total of $6,414,961) of proceeds from the sale of certain retail properties sold (the "Shopping Centers Sold") in December
1995).  Total distributions were $11,760,832, with $11,226,245 distributed to the Limited Partners and $534,587 to the General Partners. The distribution of proceeds from the Shopping Centers Sold was paid 100% to the Limited Partners; the General Partners deferred receipt of any proceeds. During the year ended December 31, 1995, the Partnership paid quarterly cash distributions aggregating $.60 per Unit. The total distributions amounted to $5,939,976, with $5,345,980 distributed to the Limited Partners and $593,996 distributed to the General Partners.

On January 30, 1997, the Partnership paid a cash distribution of $.13 per Unit. The distribution was $1,286,996, with $1,158,296 distributed to Limited Partners and $128,700 distributed to the General Partners.

The Partnership anticipates making regular distributions to its partners in the future.

Sale or financing proceeds will be distributed, to the extent available: first, 97% to the Limited Partners and 3% to the General Partners until each Limited Partner has received a return of their invested capital plus an amount sufficient to provide a 10% cumulative annual return thereon; second, 100% to the General Partners until they have received the amount of any net cash flow previously deferred and not distributed; and third, 85% to the Limited Partners and 15% to the General Partners. During the year ended December 31, 1995, the Partnership did not distribute any sale or financing proceeds.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following sets forth a summary of selected financial data for the Partnership:

                                 DEAN WITTER REALTY YIELD PLUS, L.P.
                  For the years ended December 31, 1996, 1995, 1994, 1993, and 1992

                              19961          19952           1994            1993            1992
Total revenues            $ 20,071,013   $ 34,399,506    $ 29,051,935    $ 21,141,666    $ 14,170,837

(Loss) income before
  extraordinary item      $ (1,785,073)  $  1,343,582    $  4,024,6463   $ (7,155,221)3  $(30,160,877)4

Extraordinary item        $      -       $      -        $    626,375    $      -        $      -

Net (loss) income         $ (1,785,073)  $  1,343,582    $  4,651,0213   $ (7,155,221)3  $(30,160,877)4

Per Unit of limited
  partnership interest:
    (Loss) income
    before extraordinary
    item                        $(0.18)          $.17            $.41           $(.72)         $(3.05)

  Extraordinary item            $   -            $ -             $.06           $  -           $   -

  Net (loss) income             $(0.18)          $.17            $.47           $(.72)         $(3.05)

Cash distribution paid
  per Unit of limited
  partnership interest5         $ 1.266          $.60            $.60            $.60            $.97

Total assets at
  December 31             $126,752,827   $141,753,976    $195,810,917    $175,847,369    $139,074.207

Long term debt due
  after one year          $     -        $ 19,823,736    $ 66,887,850    $ 45,554,079    $      -


1. Revenues and loss include reserves of $0.7 million on accrued but unpaid interest on the participating mortgage loan, and loss also includes $1.0 million impairment loss on the participating mortgage loan. See Item 7 and Note 6 to the consolidated financial statements in Item 8.
2. Revenues and income include a $3.3 million gain on sale of real estate and income is net of a $6.9 million loss on impairment of real estate. See Item 7 and Notes 4 and 5 to the consolidated financial statements in Item 8.

3. (Loss) income includes a $12.9 million impairment loss in 1993 on the mortgage loan at One Congress Street, and a $1.7 million impairment loss in 1994 relating to the same loan.

4. Loss includes a $16.3 million impairment of real estate and a $15.6 million writedown of loan and reclassification to real estate upon foreclosure of real estate.

5. Distributions paid to Limited Partners include a return of capital per Unit of limited partnership interest of $1.26, $0.43, $0.13, $0.60, and $0.97 for the years ended December 31, 1996, 1995, 1994, 1993 and 1992, respectively, calculated as the excess of cash distributed per Unit over accumulated earnings per Unit not previously distributed.

6. Includes approximately $0.72 per Unit of proceeds from sale of the Shopping Centers Sold. See Note 5 to the Consolidated
    Financial Statements.

The above financial data should be read in conjunction with the consolidated financial statements and the related notes in Item 8.

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

In many regions of the country, continued restraint of new office construction and steady leasing have reduced office supply in office markets and, in certain areas, property values and rental rates are rising. Generally, suburban office markets are faring better than downtown markets in major cities. Generally, new construction remains low by historic standards, and is primarily on a build-to-suit basis. Currently, the office vacancy level in Boston (the location of One Congress Street) is approximately 9%. The relative absence of office construction and growth in demand from high technology and professional service firms has recently resulted in an absorption of office space and an increase in rental rates in the class A office market in Orange County, CA (the location of 2600 Michelson Drive). Vacancies at many office/research and development properties, such as Greenway Pointe, are declining as communications, computer and software companies demand additional space. In the retail sector, continued construction remains brisk but is primarily limited to bigger "super" stores. A changing tenant base caused by the domination of certain power center tenants coupled with bankruptcies and major restructurings of other tenants and reduced consumer spending is resulting in higher vacancies and stagnant rents.

The Partnership's liquidity depends upon the cash flow from operations of its real estate investments, interest received on its participating mortgage loan and expenditures for building improvements and tenant improvements and leasing commissions in connection with the leasing of space. During the year ended December 31, 1996, all of the Partnership's properties, except for 401 East Ontario Street, generated positive cash flow from operations, and it is anticipated that they will continue to do so in 1997. Significant repair costs at 401 East Ontario Street caused property operating expenses there to exceed rental income by approximately $2.7 million (see Note 4 to the consolidated financial statements). Also, as described below and in Note 6 to the consolidated financial statements, the borrower on the One Congress Street property is in Chapter 11 bankruptcy proceedings and did not pay approximately $660,000 of its minimum debt service in the fourth quarter of 1996.

The Partnership's liquidity also has been and will continue to be affected by the sale of Partnership properties; as properties are sold, Partnership cash from operations available for distribution decreases. Because the Partnership sold three shopping centers (the "Shopping Centers Sold") in December 1995, the Partnership's aggregate cash flow from operations was reduced by approximately $2.9 million during the year ended December 31, 1996. The Partnership accordingly adjusted the quarterly distribution rate to $.13 per Unit, a 3% annual return on the gross offering proceeds attributable to the Partnership's remaining investments, beginning with the first quarter distribution paid in April 1996.

During the year ended December 31, 1996, the Partnership incurred approximately $1,950,000 (net of contributions by the minority interest) primarily for tenant-related capital expenditures at 2600 Michelson Drive ($980,000) and Greenway Pointe ($300,000), and $383,000 for building improvements at 401 East Ontario Street.

Also, in 1996, the Partnership incurred approximately $4.0 million for repairs on the exterior concrete at 401 East Ontario Street. As of December 31, 1996, this repair program had been substantially completed at a total cost of approximately $5.7 million. During the third quarter of 1996, the Partnership commenced work to repair the fire and life safety systems at the property; the total cost of this project is expected to be approximately $3.9 million, of which approximately $850,000 has been incurred to date. The Partnership has also incurred approximately $425,000 in legal costs in 1996 in connection with its lawsuits to recover its repair costs. In 1997, the Partnership expects to expend approximately $3.1 million for the remaining repairs. See Note 4 to the consolidated financial statements.

As of December 31, 1996, the Partnership has commitments to contribute approximately $390,000, primarily for lease-related capital expenditures at the Greenway Pointe ($178,000) and Michelson ($175,000, net of minority interest share) properties.

The Partnership's participating mortgage loan is secured by the One Congress Street property. The General Services Administration ("GSA"), the sole tenant of the office space at the property, vacated approximately 30% of the space at the property in August 1996, and the lease on its remaining space expires in August 1997. On October 15, 1996, the owner/borrower filed a voluntary petition under Chapter 11 of the U.S. bankruptcy code. During the fourth quarter of 1996, the owner/borrower failed to pay interest on the loan of approximately $660,000. See Note 6 to the consolidated financial statements.

The cash flow generated from the lease of the garage at the One Congress street property is projected to be sufficient to pay the debt service due under the first mortgage loan on the property. However, current market rental rates in Boston are significantly less than in the early 1990's when the GSA lease was entered into. Therefore, the Partnership believes that the rent to be received by the owner/borrower after re-leasing the office space at the property and, as a result, the Partnership's cash flow from the property, will significantly decrease. In addition, there may be a significant amount of time before a new tenant is found for this space, and substantial funds may be required to re-lease the space.

The Partnership believes that during the period of the bankruptcy it will be unable to collect its interest on the loan in full and that the bankruptcy may adversely impact future leasing at the property. Accordingly, the Partnership has determined that its loan is impaired and has recorded an additional valuation allowance of $979,000 to reduce the carrying value of the loan to its estimated fair value.

The Partnership's note payable secured by the Genessee Crossing shopping center for $8,590,000 matures in May 1997, and the note payable secured by the Deptford Crossing shopping center, for approximately $11,400,000, matures in September 1997. The Partnership is currently discussing refinancing alternatives on these properties with the lenders. If the Partnership is unable to refinance one or both of these loans, the Partnership may lose the property(ies) through foreclosure.

During 1997, the Partnership expects that operating cash flow from its real estate owned (net of minority interest share), except for repair costs at 401 East Ontario Street, will exceed distributions to investors (other than distributions from proceeds from properties sold). The Partnership expects to pay for capital expenditures and the 401 East Ontario Street repair costs from cash reserves. Also, the extent to which Partnership cash flow from the One Congress Street property will be reduced in 1997 can not be determined at this time. It is possible that the cash from One Congress Street along with Partnership cash flow from operations will be insufficient to fund Partnership cash needs. If this were to occur, the Partnership might need to fund a portion of distributions to investors, capital expenditures and contributions to its joint ventures from cash reserves, or to reduce cash distributions.

Except as discussed above and in the consolidated financial statements in Item 8 below, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

In January 1996, in addition to the quarterly distribution, the Partnership distributed the net proceeds from the sale of the Shopping Centers Sold. All of the net proceeds of $6,414,961 (approximately $.72 per Unit) were distributed to the Limited Partners; the General Partners deferred receipt of their share of proceeds.

On January 30, 1997 the, Partnership paid a cash distribution of $.13 per Unit to Limited Partners. The cash distribution aggregated $1,286,996 with $1,158,296 distributed to Limited Partners and $128,700 distributed to the General Partners.

Operations

Fluctuations in the Partnership's operating results for the year ended December 31, 1996 compared to 1995 and 1995 compared to 1994 are primarily attributable to the following:

Rental income decreased in 1996 compared to 1995 primarily due to the absence in 1996 of rents of approximately $8.7 million from the Shopping Centers Sold. Rent also decreased at 401 East Ontario Street by approximately $1.2 million due to lower occupancy and rent concessions granted to tenants while the repairs at the property are being completed. The increase in rental income in 1995 compared to 1994 primarily resulted from higher rental income of approximately $1.5 million at the Midway Crossing, Genessee Crossing and Farmington Crossroads shopping centers, which began to be included in operations in 1994 (collectively, the "1994 Shopping Centers"). The remaining increase resulted from higher rental revenue associated with higher occupancy at Greenway Pointe, 2600 Michelson Drive and 401 East Ontario Street, partially offset by the loss of one month of rental income at Hampton Village Centre due to its sale.

Interest on the participating mortgage loan decreased in 1996 compared to 1995 due to reserves of accrued but uncollected interest as described above in "Liquidity and Capital Resources". The increase in interest income from the participating mortgage loan in 1995 compared to 1994 resulted from the higher loan balance outstanding during 1995.

The gain on sale of real estate resulted from the December 1995 sale of the Shopping Centers Sold.

Other income decreased in 1996 compared to 1995 primarily because of the absence in 1996 of a lease termination fee received at Michelson in 1995. Other income decreased in 1995 compared to 1994 due to the absence in 1995 of cash received in 1994 from the partnerships which owned four community shopping centers that were foreclosed upon by their respective first mortgage lenders, and cash received from the developer of 401 East Ontario Street in exchange for the Partnership releasing it from any continuing liability under a deficit guaranty, offset by the lease termination fee received at Michelson in 1995.

Property operating expenses increased in 1996 compared to 1995 at 401 East Ontario Street by approximately $3.2 million primarily as a result of higher expenditures for repairs. This increase was offset by the absence of operating expenses of approximately $3 million relating to the Shopping Centers Sold. Property operating expenses increased in 1995 compared to 1994 primarily because of the costs of repair work at 401 East Ontario Street, offset by lower operating expenses at 2600 Michelson Drive as a result of a significant refund of prior year real estate taxes.

Interest expense decreased in 1996 compared to 1995 due to the absence in 1996 of interest of approximately $2.9 million due to the repayments in the fourth quarter of 1995 of debt relating to the Shopping Centers Sold, loans payable to affiliates and banks and the partial paydown of the Deptford Crossing mortgage loan. The increase in interest expense in 1995 compared to 1994 primarily resulted from the inclusion in 1995 of a full year's interest on the mortgage loans on the 1994 Shopping Centers which were acquired in April 1994.

Depreciation decreased in 1996 compared 1995 primarily due to the absence in 1996 of depreciation of approximately $801,000, from the Shopping Centers Sold. This decrease was partially offset by increased depreciation at the Michelson property resulting from increased capital expenditures.

General and administrative expenses increased in 1996 compared to 1995 primarily due to additional costs related to the sale of the Shopping Centers Sold incurred during the first quarter of 1996. The decrease in general and administrative expense in 1995 compared to 1994 resulted from the absence of legal costs incurred in connection with the foreclosures of the 1994 Shopping Centers.

Losses on impairments of real estate and investments in participating mortgage loans consisted of the provisions for losses on Deptford Crossing in 1995 and One Congress Street in 1996 and
1994.  See Notes 4 and 6 to the consolidated financial statements.

A summary of the office, retail, residential and research and development building markets where the Partnership's properties are located, and the performance of each property is as follows:

The market for research and development properties in Columbia, MD, the location of Greenway Pointe, is improving and the vacancy rate is 7% vs. 13% at the prior year-end. During 1996, average occupancy at the property was 96%. The building is currently 91% leased but because Green Springs Health Services Inc., (a tenant which has leased approximately 28% of the property's space for five years) had not moved into all of its space by year-end, occupancy at December 31, 1996 was 83% vs 100% at the prior year-end. Green Springs occupies all of the space given up by G Tech and Caremark during the fourth quarter of 1996, at a higher rental rate than paid by G Tech and Caremark. The leases of Energetics (for approximately 27% of the space) and the Local Government Insurance Trust (for approximately 13% of the space) expire in 1998 and 2001, respectively. There are no other tenants occupying more than 10% of the property.

The luxury residential sub-market in Chicago, IL, location of the 401 East Ontario property, continues to be strong. It has a current vacancy rate of approximately 4%, and rental rates are increasing. During 1996, average occupancy at the property was 88%, and, at December 31, 1996, occupancy was 83% vs. 93% at the prior year-end. The occupancy at the property has decreased as a result of the above-mentioned repair work at the property. As of December 31, 1996, the exterior concrete repair program has been substantially completed. Also, the Partnership expects that the above-described repairs on the fire and life systems (which began during the third quarter of 1996) will be intrusive upon residents as work will be needed to be performed inside each rental unit for up to twelve days. To maximize tenant retention while these repairs are being performed, the Partnership has given tenants a temporary rent concession. Also, each tenant's rent will be abated while work is being performed inside their units. The effect, if any, of this repair program on rents and occupancy in the future cannot be determined at this time.

During 1996, the market vacancy rate for class A office space in Irvine, California, the location of 2600 Michelson Drive, decreased from 18% to 16% because the steady absorption of space and the lack of new construction are leading to a decrease in the amount of available quality office space. Rental rates have also recently begun to increase in this market. During 1996, average occupancy at the property was 93%, and, at December 31, 1996, occupancy was 93% vs 92% of the prior year-end. The lease of AVCO Financial (for approximately 22% of the property's space) expires in 2002. There are no other tenants occupying more than 10% of the property's space. Leases covering approximately 33% and 28% of the space expire in 1998 and 1999, respectively.

In 1996, the office vacancy level in the Boston office market, the location of One Congress Street, decreased from 10% to 9%. Although this market continues to tighten, rental rates have not increased significantly. As discussed above, GSA vacated approximately 70,000 square feet of the property's office space in August 1996 and its lease on the remaining space terminates in August 1997. As a result of GSA's partial vacancy, occupancy at the office space decreased from 100% to 70% in 1996 vs. average occupancy of 100% in 1995. In both 1996 and 1995, the retail space, which is not a significant portion of the overall space, remained substantially vacant.

The retail market in Deptford, New Jersey, the location of Deptford Crossing, currently has a vacancy rate of 9%. There are four retail developments under construction in this market, all of which are expected to be completed in 1997. This space is being built for power retailers, traditional anchor tenants and small tenants. The sales of tenants in the Deptford Crossing property may be negatively affected by competition from both power retailers and similar retailers which may move into the new space. Also, the new space will compete with the Partnership's property as the Partnership tries to lease its vacant space. During 1996, average occupancy at the property was 82%, and, at December 31, 1996 occupancy was 83% vs. 80% at the prior year-end. In January 1997, a tenant, occupying approximately 8% of the property's space, vacated its space.
Tenants occupying 10% or more of the property's space include T.J. Maxx (16%), Marshalls (14%), Office Max (13%) and Petsmart (10%); their leases expire in 2001, 2002, 2002 and 2003, respectively. No significant amount of leases expire before 2001.

The vacancy rate in Flint, Michigan, the location of the Genesee Crossing shopping center, has increased to approximately 17% as a result of the closing of several stores due to bankruptcies. During 1996, and, at December 31, 1996, occupancy at the property remained at 99%. The lease of the Burlington Coat Factory, for approximately 42% of the property's space, is scheduled to expire in 2009. Burlington has a "kick-out" option to terminate the lease at any time if sales are below a threshold amount; sales are currently below this threshold, but Burlington has not indicated an interest in vacating its space early. The leases of Jo Ann Fabrics (approximately 10% of the space) and Fashion Bug (approximately 10% of the space) expire in 1999 and 2000, respectively. Other leases totaling approximately 10% of the property's space are scheduled to expire in 1998. Target Stores owns its store (approximately 102,000 square feet) at the property. A branch of a national home electronics store and a branch of a national pet store will be opening on a site adjacent to the property. The Partnership believes that these new retailers may increase traffic at the property.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         DEAN WITTER REALTY YIELD PLUS, L.P.



                                        INDEX


(a) Financial statements                                                 Page

Independent Auditors' Report
Consolidated Balance Sheets at December 31, 1996 and 1995                 18
Consolidated Statements of Operations for the years ended
  December 31, 1996, 1995 and 1994                                        19
Consolidated Statements of Partners' Capital for the years
  ended December 31, 1996, 1995 and 1994                                  20
Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994                                      21-22
Notes to Consolidated Financial Statements                              23-33

(b) Financial statement schedule

Real Estate and Accumulated Depreciation          III                   40-42





















All schedules other than those indicated above have been omitted because either the required information is not applicable or the information is shown in the consolidated financial statements or notes thereto.


Independent Auditors' Report




To the Partners of
  Dean Witter Realty Yield Plus, L.P.:


We have audited the accompanying consolidated balance sheets of Dean Witter Realty Yield Plus, L.P. and consolidated partnerships (the "Partnership") as of December 31, 1996 and 1995, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included financial statement schedule III. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dean Witter Realty Yield Plus, L.P. and consolidated partnerships as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                  Deloitte & Touche LLP
                                               /s/Deloitte & Touche LLP
New York, New York
March 26, 1997

                                 DEAN WITTER REALTY YIELD PLUS, L.P.

                                     CONSOLIDATED BALANCE SHEETS

                                     December 31, 1996 and 1995

                                               ASSETS

                                                                       1996               1995
Real estate:
  Land                                                             $ 13,444,875       $ 13,444,875
  Buildings and improvements                                        102,237,481         99,540,590
                                                                    115,682,356        112,985,465
  Accumulated depreciation                                           18,386,846         14,468,727
                                                                     97,295,510         98,516,738

Investment in participating mortgage loan, net
  of allowance of $15,549,278 and $14,570,278                        18,995,382         19,974,382

Cash and cash equivalents                                             6,799,320         18,939,265

Deferred expenses, net                                                1,419,805          1,626,335

Other assets                                                          2,242,810          2,697,256

                                                                   $126,752,827       $141,753,976


                                  LIABILITIES AND PARTNERS' CAPITAL

Mortgage notes payable                                             $ 19,726,496       $ 20,003,736

Accounts payable and other liabilities                                3,472,149          4,249,284

Minority interests                                                   19,166,086         19,566,955
                                                                     42,364,731         43,819,975

Partners' capital (deficiency):
  General partners                                                   (7,121,032)        (6,407,938)
  Limited partners ($20 per Unit, 8,909,969
     issued and outstanding)                                         91,509,128        104,341,939

        Total partners' capital                                      84,388,096         97,934,001

                                                                   $126,752,827       $141,753,976








                    See accompanying notes to consolidated financial statements.

                                 DEAN WITTER REALTY YIELD PLUS, L.P.

                                CONSOLIDATED STATEMENTS OF OPERATIONS

                            Years ended December 31, 1996, 1995 and 1994

                                                         1996            1995             1994
Revenues:
  Rental                                              $17,014,283     $27,033,215     $24,937,731
  Interest on participating mortgage loan               2,098,555       2,745,433       2,588,341
  Gain on sale of real estate                               -           3,334,036           -
  Interest on short-term investments                      476,051         496,283         369,191
  Other                                                   482,124         790,539       1,156,672
                                                       20,071,013      34,399,506      29,051,935

Expenses:
  Property operating                                   13,009,606      12,942,778      11,601,150
  Interest                                              1,594,580       5,794,644       5,280,383
  Depreciation                                          3,918,119       4,342,062       4,144,709
  Amortization                                            411,090         547,318         410,772
  General and administrative                              996,930         786,283       1,129,135
  Losses on impairment of real estate and
     participating mortgage loan                          979,000       6,931,459       1,711,683

                                                       20,909,325      31,344,544      24,277,832

(Loss) income before minority interests                  (838,312)      3,054,962       4,774,103

Minority interests                                        946,761       1,711,380         749,457

(Loss) income before extraordinary item                (1,785,073)      1,343,582       4,024,646

Extraordinary item:
  Gain on refinancing of debt                               -                -            626,375

Net (loss) income                                     $(1,785,073)    $ 1,343,582     $ 4,651,021

Net (loss) income allocated to:
  Limited partners                                    $(1,606,566)    $ 1,542,627     $ 4,185,919
  General partners                                       (178,507)       (199,045)        465,102
                                                      $(1,785,073)    $ 1,343,582     $ 4,651,021

Per Unit of limited partnership interests:
  (Loss) income before extraordinary item                   $(.18)           $.17            $.41
  Extraordinary item                                           -               -              .06
  Net (loss) income                                         $(.18)           $.17            $.47








                    See accompanying notes to consolidated financial statements.

                                 DEAN WITTER REALTY YIELD PLUS, L.P.

                            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                            Years ended December 31, 1996, 1995 and 1994

                                                 Limited         General
                                                 Partners        Partners           Total
Partners' capital (deficiency)
  at January 1, 1994                          $109,305,353     $(5,486,003)      $103,819,350

Net income                                       4,185,919         465,102          4,651,021

Cash distributions                              (5,345,980)       (593,996)        (5,939,976)

Partners' capital (deficiency)
  at December 31, 1994                         108,145,292      (5,614,897)       102,530,395

Net income                                       1,542,627        (199,045)         1,343,582

Cash distributions                              (5,345,980)       (593,996)        (5,939,976)

Partners' capital (deficiency)
  at December 31, 1995                         104,341,939      (6,407,938)        97,934,001

Net loss                                        (1,606,566)       (178,507)        (1,785,073)

Cash distributions                             (11,226,245)       (534,587)       (11,760,832)

Partners' capital (deficiency)
  at December 31, 1996                        $ 91,509,128     $(7,121,032)      $ 84,388,096
























                    See accompanying notes to consolidated financial statements.

                                 DEAN WITTER REALTY YIELD PLUS, L.P.

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years ended December 31, 1996, 1995 and 1994

                                                        1996           1995         1994
Cash flows from operating activities:
 Net (loss) income                                  $ (1,785,073)  $  1,343,582 $ 4,651,021
 Adjustments to reconcile net (loss) income to net
 cash provided by operating activities:
  Depreciation and amortization                        4,329,209      4,889,380   4,555,481
  Minority interest in earnings of consolidated
    partnerships                                         946,761      1,711,380     749,457
  Losses on impairment of real estate and
    participating mortgage loan                          979,000      6,931,459   1,711,683
  Gain on sale of real estate                              -         (3,334,036)      -
  Increase in deferred expenses                         (204,560)      (593,204)   (624,948)
  Decrease (increase) in other assets                    454,446       (802,195)   (231,675)
  Decrease in accounts payable and other
    liabilities                                         (777,135)      (366,257)   (473,368)

Net cash provided by operating activities              3,942,648      9,780,109  10,337,651

Cash flows from investing activities:
 Additions to real estate                             (2,696,891)      (821,485) (2,465,304)
 Proceeds from sales of real estate,
  net of closing costs                                     -         57,343,595       -
 Investments in participating mortgage loan                -           (390,034) (1,318,423)
 Release of cash in escrow                                 -          5,000,000       -

Net cash (used in) provided by investing activities   (2,696,891)    61,132,076  (3,783,727)

Cash flows from financing activities:
 Repayments of mortgage notes payable                   (277,240)   (37,711,141) (8,878,006)
 Cash distributions                                  (11,760,832)    (5,939,976) (5,939,976)
 Minority interest in distributions from
  consolidated partnerships                           (2,297,113)    (2,507,440) (1,357,785)
 Contributions by minority interest to
  consolidated partnerships                              949,483        489,992     989,425
 Repayments of bank loans                                  -         (9,350,557)   (267,180)
 (Repayments to) loans from affiliates                     -         (1,726,524)      3,409
 Proceeds from bank loans                                  -              -       8,555,404
 Effect of the change in cash from acquisitions
  of partnerships                                          -               -        253,660

Net cash used in financing activities                (13,385,702)   (56,745,646) (6,641,049)

(Decrease) increase in cash and cash equivalents     (12,139,945)    14,166,539     (87,125)

Cash and cash equivalents at beginning of year        18,939,265      4,772,726   4,859,851

Cash and cash equivalents at end of year            $  6,799,320   $ 18,939,265 $ 4,772,726

Supplemental disclosure of cash flow information:
 Cash paid for interest                             $  1,594,580   $  5,794,644 $ 5,280,383





                    See accompanying notes to consolidated financial statements.

                                 DEAN WITTER REALTY YIELD PLUS, L.P.

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years ended December 31, 1996, 1995 and 1994


                                                          1996           1995            1994

Supplemental disclosure of non-cash investing activities:
  Real estate acquired through foreclosure
    of mortgage loans                                 $      -       $       -       $(25,731,946)

  Mortgage notes payable assumed                      $      -       $       -       $ 25,598,317

  Other assets acquired through
     foreclosures                                     $      -       $       -       $   (95,541)

  Accounts payable and accrued
     liabilities acquired through
     foreclosures                                     $      -       $       -       $   482,830

  Foreclosure of real estate:
     Real estate                                      $      -       $       -       $ 4,150,000
     Mortgage note                                    $      -       $       -       $(4,150,000)































                    See accompanying notes to consolidated financial statements.

                         DEAN WITTER REALTY YIELD PLUS, L.P.

                     Notes to Consolidated Financial Statements

                          December 31, 1996, 1995 and 1994

1.  The Partnership

Dean Witter Realty Yield Plus, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware in 1987 to invest in the development and operation of income-producing properties. The Managing General Partner of the Partnership is Dean Witter Realty Yield Plus Inc., which is wholly-owned by Dean Witter Realty Inc. ("Realty").

The Partnership issued 8,909,969 units of limited partnership interests (the "Units") for $178,199,380. No additional Units will be sold.

2.  Summary of Significant Accounting Policies

The financial statements include the accounts of the Partnership, DW Columbia Gateway Associates, DW Michelson Associates, DW Lakeshore Associates, Deptford Crossing Associates, Hampton Crossing
Associates, DW Community Centers Limited Partnership, and DW
Maplewood Inc. (effective April 4, 1994) on a consolidated basis.

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

Real estate acquired in settlement of loans was recorded at the lower of the book value of the investment or estimated fair value of the property at the date of foreclosure or in-substance foreclosure. Costs of improvements to the properties are capitalized and repairs are expensed. Depreciation is recorded on the straight-line method.

At least annually, and more often if circumstances dictate, the Partnership evaluates the recoverability of the net carrying value of its real estate and any related assets. As part of this evaluation, the Partnership assesses, among other things, whether there has been a significant decrease in the market value of any of its properties. If events or circumstances indicate that the net carrying value of a property may not be recoverable, the expected future net cash flows from the property are estimated for a period of approximately five years (or a shorter period if the Partnership expects that the property may be disposed of sooner), along with estimated sales proceeds at the end of the period. If the total of these future undiscounted cash flows were less than the carrying amount of the property, the property would be written down to its fair value as determined (in some cases with the assistance of outside real estate consultants) based on discounted cash flows, and a loss on impairment recognized by a charge to earnings. The Partnership's accounting policy complies with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

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

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1996. The cash flows used to evaluate the recoverability of the assets and to determine fair value are based on good faith estimates and assumptions developed by the Managing General Partner. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs, which could be material, in subsequent years if real estate markets or local economic conditions change.

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

The accounting policies used for tax reporting purposes differ from those used for financial reporting as follows: (a) depreciation is calculated using accelerated methods, (b) rental income is recognized based on the payment terms in the applicable leases, and
(c) writedowns for impairments of real estate and the participating mortgage loan are not deductible. In addition, offering costs are treated differently for tax and financial reporting purposes. The tax basis of the Partnership's assets and liabilities is approximately $59 million higher than the amounts reported for financial statement purposes at December 31, 1996.

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

Sale or financing proceeds will be distributed, to the extent available: first, 97% to the Limited Partners and 3% to the General Partners until the Limited Partners receive a return of their invested capital plus an amount sufficient to provide a 10% cumulative annual return thereon; second, 100% to the General
Partners until they have received the amount of any net cash flow previously deferred and not distributed; and third, 85% to the Limited Partners and 15% to the General Partners.

Taxable income generally will be allocated to the partners in proportion to the distribution of distributable cash or sale or financing proceeds, as the case may be (or 90% to the Limited Partners and 10% to the General Partners if there is no distributable cash or sale or financing proceeds). Tax losses, if any, are allocated 90% to the Limited Partners and 10% to the General Partners.

Distributions paid to Limited Partners include returns of capital per Unit of limited partnership interest of $1.26, $0.43 and $0.13, for the years ended December 31, 1996, 1995 and 1994, respectively, calculated as the excess of cash distributed per Unit over accumulated earnings per Unit not previously distributed.

4.  Investments in Real Estate

2600 Michelson Drive, Irvine, California

The property is owned by a subsidiary partnership of DW Michelson Associates ("DW Michelson"), a general partnership which is owned 50.81% by the Partnership and 49.19% by Dean Witter Realty Yield Plus II, L.P. ("Yield Plus II"), an affiliated partnership. An affiliate of the developer of the property is obligated to DW Michelson on two promissory notes which originated in 1991 totaling approximately $1.1 million. The notes are due December 31, 1999, bear interest at 8.5% per annum and require monthly payments of approximatley $15,000. Because of the uncertainty of their realization, the principal amounts of these notes were not recognized in the financial statements. Payments of the promissory notes are included in other income when received.

An affiliate of Realty manages the property.

Greenway Pointe, Columbia, Maryland

In 1990, the Partnership acquired Greenway Pointe, which consists of three office/research and development buildings and land from the borrower for an amount equal to the then-outstanding loan balance. An affiliate of Realty manages the property.

401 East Ontario Street, Chicago, Illinois

In January 1994, the Partnership acquired the property, a high rise luxury apartment building, by deed in lieu of foreclosure. In addition, the former owner/borrower paid the Partnership $350,000 (included in other income) in exchange for the Partnership's and Realty's releasing the principals of the owner/borrower from any continuing liability under their deficit guarantee to the Partnership.

In late February 1995, cracks and spalling were observed on certain portions of the concrete exterior. The worst spalls were removed and temporary repairs were completed. Beginning in March 1995, the Partnership retained the services of three independent engineering firms which completed studies and submitted separate reports. The reports confirmed that cracking and spalling of this nature is highly unusual for a building of this age, and attribute the problems to both the defective design and construction of the building. The Partnership also retained two architectural firms to work with the engineers in developing permanent repair specifications. Drawings and specifications for the exterior concrete repair work were submitted to five qualified contractors for bidding purposes; the contract was awarded to the lowest bidder. Permanent repair work began in September 1995 and was completed in October 1996. Total costs of the repair work approximated $5.7 million of which $4.0 million and $1.7 million were expended in 1996 and 1995, respectively. During the third quarter of 1996, the building's primary insurance carrier, which denied that these repairs were covered by the Partnership's policy, paid $125,000 to the Partnership in settlement of this matter. Litigation continues against those the Partnership deems responsible for the defects in the design and construction of the building, including the architect, structural engineer, general contractor and others.

During the third quarter of 1996, it was discovered that certain of the building's interior walls did not meet the city of Chicago's fire code requirements. The Partnership retained the services of nationally recognized consultants to investigate, test, and conduct a thorough review of all the building fire and life safety systems. Their reports concluded that the existing fire and life safety systems will function if called upon to do so and the building is safe for continued occupancy, although the reports also recommended fixing some problems they identified with those systems. The Partnership notified the city of Chicago of the matter, and the City agreed with the Partnership's proposed corrections. The Partnership notified the building's tenants of these deficiencies. The Partnership commenced repair work during the third quarter of 1996, and expects the work to be completed by the end of 1997. The cost of these measures is estimated to be approximately $3.9 million, of which approximately $850,000 was incurred in 1996. In addition, a rent concession was offered to the residents in order to maintain occupancy. The building's insurance carriers have been notified, and the Partnership has added this matter to the litigation concerning the repair work on the exterior concrete of the building.

Litigation is being vigorously pursued but there can be no assurance that any amounts will be recovered. Legal fees of approximately
$425,000 and $215,000 were incurred in 1996 and 1995, respectively.

Deptford Crossing, Deptford, New Jersey

In 1993, the Partnership acquired the property, a community shopping center, as a result of a transfer of ownership interests in lieu of foreclosure.

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

Genesee Crossing Shopping Center and Miscellaneous Land Parcels

The Genesee Crossing shopping center and miscellaneous land parcels in Flint MI and Norfolk VA were acquired in settlement of loans made by the Partnership to their owners in 1990. See Note 5.

An affiliate of Realty manages the Genessee Crossing Shopping
Center.

The locations, years of acquisition through foreclosure or in-substance foreclosure and net carrying values of the Partnership's properties are as follows:

                                             Year of            December 31,
         Property                          Acquisition       1996          1995
2600 Michelson Drive, Irvine, CA              1990       $38,361,437   $38,512,516

Greenway Pointe, Columbia, MD                 1990         5,340,001     5,666,304

401 East Ontario Street, Chicago, IL          1992        34,425,513    34,746,550

Deptford Crossing, Deptford, NJ               1992        10,652,052    10,903,021

Genessee Crossing, Flint, MI                  1994         8,081,760     8,253,600

Pine Ridge (land), Flint, MI                  1994           134,747       134,747

Military Crossing (land), Norfolk VA          1994           300,000       300,000
                                                         $97,295,510   $98,516,738

5.  Real Estate Sold

On October 19, 1995, the Partnership and certain of its subsidiaries entered into an agreement with New Plan Realty, to sell the land and buildings which comprise the Hampton Village Centre, Midway Crossing, Farmington Crossroads and Genessee Crossing shopping centers (which are described in more detail below). The agreement was subsequently amended to, among other things, eliminate the sale of the Genessee Crossing shopping center.

The closing of the sale of the Hampton Village Centre, Midway
Crossing and Farmington Crossroads shopping centers, for a negotiated sales price of approximately $58,250,000, took place on December 11, 1995.

At closing, a portion of the sales proceeds were used to prepay the existing mortgages encumbering Hampton Village Centre and Farmington Crossroads, secured borrowings under two bank lines of credit and the loan from an affiliate. After reserves relating to the cost of repairs of the 401 East Ontario Street property, the Partnership distributed approximately $6.4 million to the Limited Partners in January 1996. See Notes 7 and 10.

The aggregate net income and cash flow from operations from the shopping centers sold for the year ended December 31, 1995 was approximately $1,870,000 and $2,550,000, respectively. Interest expense relating to the loans secured by the shopping centers was approximately $3,600,000.

Hampton Village Centre, Rochester Hills, Michigan

The Partnership had made three participating mortgage loans totaling approximately $13,300,000 to Hampton Village Centre (the "Center"). The Partnership's borrower had also obtained a first mortgage loan of $29,000,000, secured by Phase I of the Center, on which interest-only was payable monthly through May 1997 at 9.375%.

Prior to 1994, the Partnership obtained effective control of the entity which owned the Center, and began accounting for it as if the Center were owned. During the first quarter of 1994, the Partnership indirectly acquired all of the partnership interests of Hampton Crossing Associates not previously owned by it.

Contractors who worked on the property had brought claims of about $2,000,000 against the borrower and had filed liens against the Center. During 1994, the Partnership settled all but one of these claims for approximately $300,000. Settlement of the remaining claim in 1995 did not have a material impact on the financial statements.

An affiliate of Realty managed the property.

Shopping Centers Investments, Michigan, Ohio, and Tennessee

In 1990, the Partnership loaned $6,000,000 to the partners of the developer of eleven community shopping centers and the Hampton Crossing and Deptford Crossing properties. The loan was secured by interests in eleven partnerships which owned the eleven community shopping centers and undeveloped land, all of which were encumbered by mortgages. Three of the Centers were sold during the second quarter of 1991. The borrower defaulted on the loan in August 1991. The Partnership reserved the loan in full as of December 31, 1992.

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

During 1994, the mortgagees foreclosed on five of the properties, including the Hickory Ridge Crossing center, which was encumbered by a $4,150,000 mortgage.

6.  Investment in Participating Mortgage

One Congress Street, Boston, Massachusetts

The Partnership and Yield Plus II made a $59.2 million participating second mortgage loan on the One Congress Street property, which consists of an office building and parking garage. Base interest on the loan is payable at 8% and the first $250,000 of net revenues in any calendar year from the property is payable as additional interest. The Partnership and Yield Plus II also own a 58% interest in adjusted net revenue and capital proceeds generated by the property. The loan is due in 1999.

The Partnership and Yield Plus II have fully funded their loan commitments of $34.35 and $24.85 million, respectively.

In August 1996, the General Services Administration ("GSA"), which leased all of the office space at the property, vacated approximately 70,000 square feet (approximately 30% of the office space) pursuant to its one-time cancellation option on a portion of its space. The GSA's annual rent for this space approximated $2.5 million. The lease on GSA's remaining space at the property expires in August 1997. The owner/borrower has a pending claim against the GSA relating to the original construction of its space.

In 1993, the Partnership concluded that the value of the One Congress Street property and the Partnership's related loan were impaired. Accordingly, as of December 31, 1993, the Partnership established an allowance of approximately $12.9 million against the loan. The $1.7 million loss on impairment in 1994 represents approximately $1.3 million funded and reserved in 1994 and approximately $0.4 million reserved in 1994 and funded in early 1995.

In 1991, one of the general partners of the general partner of the owner/borrower of the One Congress Street property filed a voluntary petition under Chapter 11 of the Bankruptcy Code. In 1996, as part of the reorganization, control over this general partner's interest in the property was transferred to a trustee in bankruptcy.

In October 1996, the owner/borrower defaulted on the participating mortgage loan by failing to timely pay its debt service.
Thereafter, the Partnership and Yield Plus II accelerated the loan and attempted to take possession of the property. On October 15, 1996, the owner/borrower filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The Partnership is currently attempting to negotiate a settlement agreement with the owner/borrower. The ultimate outcome of these negotiations and their effect on the financial statements cannot be determined at this time. The owner/borrower remains current on its debt service payments to its first mortgage lender and the property's real estate taxes have been paid.

The Partnership believes that during the bankrtupcy period it will be unable to collect its interest on the loan in full and that the bankruptcy may adversely impact future leasing at the property. Accordingly, the Partnership has determined that the loan is impaired and has recorded an additional valuation allowance of $979,000 to reduce the carrying value of the loan to its estimated fair value, and has reserved accrued but unpaid interest of approximately $660,000 as of December 31, 1996.

7.  Mortgage Notes Payable

The Partnership's properties are subject to first mortgage notes as follows:

                                                         1996            1995
Mortgage note due September 30, 1997;                $11,136,496     $11,413,736
secured by the Deptford Crossing Shopping
Center:  Interest at the Partnership's
election of LIBOR plus .375%, the bank's
quoted variable rate plus 1.375% or the
bank's fixed rate:  interest and $15,000
of principal payable monthly through
maturity.

Mortgage notes due May 15, 1997; secured               8,590,000       8,590,000
by the Genessee Crossing Shopping Center:
interest-only payable monthly at 9.375%
                                                     $19,726,496     $20,003,736


The fair value of the mortgage notes payable are approximately equal to their carrying values. The fair value is estimated by discounting future principal and interest payments using current lending rates and market conditions for instruments with similar maturities and credit quality.

The mortgage note securing the Deptford Crossing property, originally maturing in March 1996, was modified in November 1995.
As part of the modification, the maturity of the note was extended until March 1997, with an option, which has been exercised, to extend to September 1997, and the semiannual principal payments of $53,910 were revised to monthly principal payments of $15,000, plus additional quarterly principal payments equal to excess cash (as defined in the refinancing agreement). The Partnership had provided a $5 million letter of credit, secured by Partnership cash reserves, to the lender to secure repayment. As part of the restructuring, $4.5 million of the cash reserves were used to repay principal and $500,000 was used to establish an escrow account. Approximately $132,000 of the escrow account was released to the Partnership to fund capital expenditures at the property in 1996. At December 31, 1996, the interest rate was 6.97% on the loan.

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

Borrowings under both of the bank lines of credit, which bore interest at the prime rate plus one quarter percent and were secured by certain of the Partnership's properties were repaid in December 1995 from the proceeds from the sale of three shopping centers.

9.  Leases

Minimum future rentals under noncancellable operating leases as of December 31, 1996 are as follows:

    Year ending December 31,
              1997                       $ 9,134,981
              1998                         7,772,189
              1999                         5,416,508
              2000                         4,212,276
              2001                         3,259,548
              Thereafter                   3,284,099
              Total                      $33,079,601


The Partnership has determined that all leases relating to its properties are operating leases. These leases range in term from one to fiften years, and generally provide for fixed minimum rent with rental escalation and/or expense reimbursement clauses.

10.  Related Party Transactions

An affiliate of Realty provided property management services for four properties in 1996, 1995 and 1994. The Partnership paid the affiliate property management fees (included in property operating expenses) of $327,000, $327,228 and $316,768 for the years ended December 31, 1996, 1995 and 1994, respectively.

Realty performs administrative functions, and processes certain investor and tax information on behalf of the Partnership. For the years ended December 31, 1996, 1995 and 1994, Realty was reimbursed $387,000, $445,383 and $422,199, respectively (included in general and administrative expenses), for these services.

As of December 31, 1996, Realty and its affiliate were owed $59,000, which is included in accounts payable and other liabilities.

In 1991, the Partnership borrowed funds from an affiliate of Realty to fund investments in participating mortgage loans and capital expenditures. Interest expense, which was calculated using the prime rate, was $154,491 in 1995 and $123,508 in 1994. The loan was repaid in December 1995 out of the proceeds of the sale of the shopping centers (see Note 5).

11.  Litigation

Various public partnerships sponsored by Realty (including the Partnership and its Managing General Partner) are defendants in purported class action lawsuits pending in state and federal courts. The complaints allege a number of claims, including breach of fiduciary duty, fraud and misrepresentation, and seek an accounting of profits, compensatory and other damages in an unspecified amount, possible liquidation of the Partnership under a receiver's supervision and other equitable relief. The defendants are vigorously defending these actions. It is impossible to predict the effect, if any, the outcome of these actions might have on the Partnership's financial statements.

12.  Subsequent Event

On January 30, 1997, the Partnership paid a cash distribution of $.13 per Unit. The distribution was $1,286,996, with $1,158,296 distributed to the Limited Partners and $128,700 distributed to the General Partners.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                      PART III.


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership is a limited partnership and has no directors or officers.

The directors and executive officers of the Managing General Partner are as follows:

                                              Position with the
        Name                             Managing General Partner

William B. Smith                      Chairman of the Board of Directors
E. Davisson Hardman, Jr.              President and Director
Lawrence Volpe                        Controller and Director
Ronald T. Carman                      Secretary and Director

All of the directors have been elected to serve until the next annual meeting of the Shareholders of the Managing General Partner or until their successors are elected and qualify. Each of the officers has been elected to serve until his successor is elected and qualifies.

William B. Smith, age 53, is a Managing Director of Dean Witter
Realty Inc. and has been with Dean Witter Realty Inc. since 1982.
He is an Executive Vice President of Dean Witter Reynolds Inc.

E. Davisson Hardman, Jr., age 47 is a Managing Director of Dean
Witter Realty Inc. and has been with Dean Witter Realty Inc. since
1982.

Lawrence Volpe, age 49, is a Director and the Controller of Dean
Witter Realty Inc. He is a Senior Vice President and Controller of Dean Witter Reynolds Inc., which he joined in 1983.

Ronald T. Carman, age 45, is a Director and the Secretary of Dean
Witter Realty Inc.  He is a Senior Vice President and Associate
General Counsel of Dean Witter, Discover & Co. and Dean Witter
Reynolds Inc., which he joined in 1984.

There is no family relationship among any of the foregoing persons.




ITEM 11.  EXECUTIVE COMPENSATION

The General Partners are entitled to receive cash distributions, when and as cash distributions are made to the Limited Partners, and a share of taxable income or tax loss. Descriptions of such distributions and allocations are in Item 5 above. The General Partners received cash distributions totalling $534,587, $593,996 and $593,997 during the years ended December 31, 1996, 1995 and 1994, respectively. In 1996, the General Partners deferred distribution of their share of the sales proceeds from the December 1995 sale of three shopping centers.

The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 10 to the consolidated financial statements in Item 8 above.

The directors and executive officers of the Partnership's Managing General Partner received no renumeration from the Partnership.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

   (a) No person is known to the Partnership to be the beneficial owner of more than five percent of the Units.

   (b) The executive officers and directors of the Managing General Partner own the following Units as of March 17, 1997:

                                                                      (3)
                                                                   Amount and
      (1)                               (2)                         Nature of
Title of Class                Name of Beneficial Owner             Beneficial
Ownership
Limited                     All directors and executive               *
Partnership                 officers of the Managing
Interests                   General Partner, as a group



*Own, by virtue of ownership of limited partnership interests in the Associate General Partner, less than 1% of the Units of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

The 401 East Ontario Street property was developed by a joint venture between a third party developer and an entity comprised of former and current Realty executives, several of whom are former or current executive officers of the Managing General Partner. In January 1994, the Partnership obtained ownership of the property by deed-in-lieu of foreclosure.

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

                                      PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

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

 (10)(a) Partnership Agreement for DW Michelson Associates dated March 14, 1988. Incorporated by reference to Exhibit 10(a) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

 (10)(b) First Mortgage Promissory Note, dated April 26, 1989, between the Government Center Garage Realty Trust (Maker) and Dean Witter Realty Yield Plus, L.P. (Holder) was filed as Exhibit to Amendment No. 2 to Current Report on Form 8-K on April 26, 1989 and is incorporated herein by reference.

 (10)(c) Construction Loan Agreement, dated April 26, 1989, between Government Center Garage Realty Trust, as
             Borrower and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P., as Lender was filed as Exhibit to Amendment No. 2 to Current Report on Form 8-K on April 26, 1989 and is incorporated herein by reference.

 (10)(d) Intercreditor Agreement among Dean Witter Realty Yield Plus, L.P., Dean Witter Realty Yield Plus II, L.P., and Realty Management Services Inc. dated as of April 26, 1989 was filed as Exhibit to Amendment No. 2 to Current Report on Form 8-K on April 26, 1989 and is incorporated herein by reference.

 (10)(e) First Amendment to Construction Loan Agreement dated October 12, 1989 between Government Center Garage Realty Trust, as Borrower and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P., as Lender. Incorporated by reference to Exhibit 10(e) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

 (10)(f) Amended and Restated Construction Loan/Office Loan Promissory Note dated October 12, 1989 between Government Center Garage Realty Trust (Maker) and Dean Witter Realty Yield Plus, L.P. (Holder). Incorporated by reference to
             Exhibit 10(f) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

 (10)(g) Second Amendment to Construction Loan Agreement dated June 22, 1990 between Government Center Garage Realty Trust, as Borrower and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P., as Lender. Incorporated by reference to Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

 (10)(h) First Amendment to Amended and Restated Construction Loan/Office Loan Promissory Note dated June 22, 1990 between Government Center Garage Realty Trust (Maker) and Dean Witter Realty Yield Plus, L.P. (Holder). Incorporated by reference to Exhibit 10(h) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

 (10)(i) Supplemental Loan Agreement dated September 20, 1993 between Government Center Garage Realty Trust, as
             Borrower and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P., as Lender.
             Incorporated by reference to Exhibit 10(i) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.


 (10)(j) Second Amendment to Notes dated September 20, 1993 between Government Center Garage Realty Trust (Maker) and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P., (Holders). Incorporated by reference to Exhibit 10(j) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

 (21)        Subsidiaries:
             Deptford Crossing Associates, a New Jersey limited partnership. Hampton Crossing
             Associates, a Michigan limited partnership.
             DW Lakeshore Associates, an Illinois limited partnership.
             DW Columbia Gateway Associates, a Maryland limited partnership. DW Michelson Associates, a California limited partnership.

  (27)       Financial Data Schedule

(d)          Financial Statement Schedules

  1. Financial Statements of GCGA Limited Partnership, owner of an office building/parking garage located in Boston, Massachusetts. To be filed by 10-K/A when received by GCGA Limited Partnership.

SCHEDULE III
                         DEAN WITTER REALTY YIELD PLUS, L.P.

                      Real Estate and Accumulated Depreciation

                                          December 31, 1996


                                                              Initial Cost to Partnership (A)

                                                                       Building and
          Description                   Encumbrances        Land       Improvements       Total
Residential Building, Chicago, IL       $     -         $ 4,063,111    $ 32,936,889   $ 37,000,000

Office Building, Columbia, MD                 -           1,976,457       6,338,507      8,314,964

Office Buildings, Irvine, CA                  -           6,549,305      61,019,949     67,569,254

Shopping Center, Deptford, NJ            11,136,496       6,250,094      12,041,180     18,291,274

Shopping Center, Flint, MI                8,590,000       1,709,535       6,830,465      8,540,000

Land
Pine Ridge, Flint, MI                         -             134,747           -            134,747

Land
Military Crossing, Norfolk, VA                -             300,000           -            300,000

                                        $19,726,496     $20,983,249    $119,166,990   $140,150,239




                                                  Cost            Loss on
                                               Capitalized       Impairment
                                               Subsequent        of Land and
         Description                           Acquisition       Real Estate              Land

Residential Building, Chicago, IL              $  772,427        $                    $ 4,063,111

Office Building, Columbia, MD                   2,717,757          (2,719,485)          1,387,066

Office Buildings, Irvine, CA                    5,307,970         (24,202,321)          4,080,416

Shopping Center, Deptford, NJ                     587,228          (6,931,459)          1,770,000

Shopping Center, Flint, MI                          -                   -               1,709,535

Land
Pine Ridge, Flint, MI                               -                   -                 134,747

Land
Military Crossing, Norfolk, VA                      -                   -                 300,000
                                               $9,385,382        $(33,853,265)        $13,444,875


SCHEDULE III (continued)
                                                        Gross Amount
                                           at which Carried at End of Period (B)

                                         Buildings and                    Depreciation      Date of
            Description                  Improvements        Total            (c)        Construction
Residential Building, Chicago, IL        $ 33,709,316     $ 37,772,427    $ 3,346,914    1990

Office Building, Columbia, MD               6,926,170        8,313,236      2,973,235    1988

Office Buildings, Irvine, CA               44,594,487       48,674,903     10,313,466    1986 - 1989

Shopping Center, Deptford, NJ              10,177,043       11,947,043      1,294,991    1991

Shopping Center, Flint, MI                  6,830,465        8,540,000        458,240    1998

Land
Pine Ridge, Flint, MI                           -              134,747          -        N/A

Land
Military Crossing, Norfolk, VA                                 300,000          -        N/A

                                         $102,237,481     $115,682,356    $18,386,846




                                                                                  Life on
                                                                            which Depreciation
                                                                             in Latest Income
              Description                         Date Acquired           Statements is Computed

Residential Building, Chicago, IL                 December 1992                40 years

Office Building, Columbia, MD                     May 1990                     15-40 years

Office Buildings, Irvine, CA                      November 1990                15-40 years

Shopping Center, Deptford, NJ                     December 1992                40 years

Shopping Center, Flint, MI                        April 1994                   40 years

Pine Ridge, Flint, MI                             June 1994                         -

Military Crossing, Norfolk, VA                    April 1994                        -

Notes:

(A) The basis in the properties for financial reporting purposes is net realizable value of fair maket value at the date of foreclosure or in-substance foreclosure. The loss in the amount of $26,921,806 on foreclosure of real estate does not reduce the basis for federal income tax purposes.

(B)   Reconciliation of real estate owned:
                                                     1996            1995             1994
      Balance at beginning of period             $112,985,465    $174,652,851     $150,605,601

      Additions during period:
        Acquisition through foreclosures               -               -            25,731,946
        Improvements                                2,696,891         821,485        2,465,304
        Deductions during year:
          Foreclosure of real estate                   -               -            (4,150,000)
        Sale of real estate                            -          (55,557,412)           -
        Losses on impairment of real estate            -           (6,931,459)           -

      Balance at end of period                   $115,682,356    $112,985,465     $174,652,851


(C)   Reconciliation of accumulated depreciation:

                                                     1996            1995             1994

      Balance at beginning of year               $ 14,468,727    $ 12,098,192     $  7,953,483
      Depreciation expense                          3,918,119       4,342,062        4,144,709
      Sale of real estate                               -          (1,971,527)           -

      Balance at end of period                   $ 18,386,846    $ 14,468,727     $ 12,098,192



                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEAN WITTER REALTY YIELD PLUS, L.P.

By:  Dean Witter Realty Yield Plus Inc.
     Managing General Partner


By:  /s/E. Davisson Hardman, Jr.             Date:  March 26, 1997
     E. Davisson Hardman, Jr.
     President


By:  /s/Lawrence Volpe                       Date:  March 26, 1997
     Lawrence Volpe
     Controller
     (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY YIELD PLUS INC.
Managing General Partner

/s/William B. Smith                       Date:  March 26, 1997
William B. Smith
Chairman of the Board of Directors


/s/E. Davisson Hardman, Jr.               Date:  March 26, 1997
E. Davisson Hardman, Jr.
Director


/s/Lawrence Volpe                         Date:  March 26, 1997
Lawrence Volpe
Director


/s/Ronald T. Carman                       Date:  March 26, 1997
Ronald T. Carman
Director

                DEAN WITTER REALTY YIELD PLUS, L.P.

                            Year Ended December 31, 1997

                                    Exhibit Index

Exhibit
  No.         Description

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

(10)(a) Partnership Agreement for DW Michelson Associates dated March 14, 1988. Incorporated by reference to Exhibit 10(a) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(10)(b) First Mortgage Promissory Note, dated April 26, 1989, between the Government Center Garage Realty Trust (Maker) and Dean Witter Realty Yield Plus, L.P. (Holder) was filed as Exhibit to Amendment No. 2 to Current Report on Form 8-K on April 26, 1989 and is incorporated herein by reference.

 (10)(c) Construction Loan Agreement, dated April 26, 1989, between Government Center Garage Realty Trust, as
              Borrower and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P., as Lender was filed as Exhibit to Amendment No. 2 to Current Report on Form 8-K on April 26, 1989 and is incorporated herein by reference.




                                         E1

DEAN WITTER REALTY YIELD PLUS, L.P.

                            Year Ended December 31, 1997

                                    Exhibit Index

                                     (continued)

Exhibit
  No.         Description

 (10)(d) Intercreditor Agreement among Dean Witter Realty Yield Plus, L.P., Dean Witter Realty Yield Plus II, L.P., and Realty Management Services Inc. dated as of April 26, 1989 was filed as Exhibit to Amendment No. 2 to Current Report on Form 8-K on April 26, 1989 and is incorporated herein by reference.

 (10)(e) First Amendment to Construction Loan Agreement dated October 12, 1989 between Government Center Garage Realty Trust, as Borrower and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P., as Lender. Incorporated by reference to Exhibit 10(e) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

 (10)(f) Amended and Restated Construction Loan/Office Loan Promissory Note dated October 12, 1989 between Government Center Garage Realty Trust (Maker) and Dean Witter Realty Yield Plus, L.P. (Holder). Incorporated by reference to
              Exhibit 10(f) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

 (10)(g) Second Amendment to Construction Loan Agreement dated June 22, 1990 between Government Center Garage Realty Trust, as Borrower and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P., as Lender. Incorporated by reference to Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

 (10)(h) First Amendment to Amended and Restated Construction Loan/Office Loan Promissory Note dated June 22, 1990 between Government Center Garage Realty Trust (Maker) and Dean Witter Realty Yield Plus, L.P. (Holder). Incorporated by reference to Exhibit 10(h) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.


                                         E2

                        DEAN WITTER REALTY YIELD PLUS, L.P.

                            Year Ended December 31, 1997

                                    Exhibit Index

                                     (continued)

Exhibit
  No.         Description

 (10)(i) Supplemental Loan Agreement dated September 20, 1993 between Government Center Garage Realty Trust, as
              Borrower and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P., as Lender.
              Incorporated by reference to Exhibit 10(i) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.


 (10)(j) Second Amendment to Notes dated September 20, 1993 between Government Center Garage Realty Trust (Maker) and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P., (Holders). Incorporated by reference to Exhibit 10(j) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(27)          Financial Data Schedule
























                                         E3