Form 10-K/A
period 1994-12-31
DEAN WITTER REALTY YIELD PLUS L P
filed 1997-04-25
CIK 810116

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-K/A

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

                                  1 of 4

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

   (10)(a) First Mortgage Promissory Note, dated April 26, 1989, between the Government Center Garage Realty Trust (Maker) and Dean Witter Realty Yield Plus, L.P. (Holder) was filed as Exhibit to Amendment No. 2 to Current Report on Form 8-K on April 26, 1989 and is incorporated herein by reference.

   (10)(b) Construction Loan Agreement, dated April 26, 1989, between Government Center Garage Realty Trust, as Borrower and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P., as Lender was filed as Exhibit to Amendment No. 2 to Current Report on Form 8-K on April 26, 1989 and is incorporated herein by reference.

   (10)(c) Intercreditor Agreement among Dean Witter Realty Yield Plus, L.P., Dean Witter Realty Yield Plus II, L.P., and Realty Management Services Inc. dated as of April 26, 1989 was filed as Exhibit to Amendment No. 2 to Current Report on Form 8-K on April 26, 1989 and is incorporated herein by reference.


   (16) Letter regarding change in certifying accountant. Incorporated by reference to the Partnership's Current Report on Form 8-K dated December 31, 1994.

   (21)       Subsidiaries:
              Deptford Crossing Associates, a New Jersey limited
                partnership.
              Hampton Crossing Associates, a Michigan limited partnership. DW Lakeshore Associates, an Illinois limited partnership.
              DW Columbia Gateway Associates, a Maryland limited partnership. Midway Crossing Limited Partnership, a Michigan limited partnership.
              Genessee Crossing Limited Partnership, a Michigan limited
                partnership.
              Farmington/9 Mile Associates, a Michigan limited partnership. Michelson Company Limited Parntership, a California limited partnership.

   (27)       Financial Data Schedule.

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

DEAN WITTER REALTY YIELD PLUS, L.P.

By: Dean Witter Realty Yield Plus Inc.
         Managing General Partner


By:  /s/E. Davisson Hardman, Jr.                   Date:  April 25, 1997
     E. Davisson Hardman, Jr.
     President


By:  /s/Lawrence Volpe                             Date:  April 25, 1997
     Lawrence Volpe
     Controller
     (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY YIELD PLUS INC.
Managing General Partner


/s/William B. Smith                                Date:  April 25, 1997
William B. Smith
Chairman of the Board of Directors


/s/E. Davisson Hardman, Jr.                        Date:  April 25, 1997
E. Davisson Hardman, Jr.
Director


/s/Lawrence Volpe                                  Date:  April 25, 1997
Lawrence Volpe
Director


/s/Ronald T. Carman                                Date:  April 25, 1997
Ronald T. Carman
Director

                     DEAN WITTER REALTY YIELD PLUS, L.P.
                            Two World Trade Center
                           New York, New York 10048




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Ladies and Gentlemen:

Pursuant to discussion with the staff, attached is Registrant's Form 10-K/A by which the financial statements of GCGA Limited Partnership are filed as financial statement schedules to Registrant's annual report on Form 10-K for the year ended
December 31, 1994.


                                          Very truly yours,

                                      DEAN WITTER REALTY YIELD PLUS, L.P.


                                      By: Dean Witter Realty Yield Plus, Inc.
                                          Managing General Partner


                                      By: /s/C.M. Charrow
                                          Charles M. Charrow
                                          Assistant Controller