Form 10-K/A
period 1995-12-31
DEAN WITTER REALTY YIELD PLUS L P
filed 1997-04-25
CIK 810116

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

                                  1 of 5
                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report:

    1. Financial Statements (see Index to Financial Statements filed as part of Item 8 of this Annual Report). Incorporated by reference to Item 8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

    2. Financial Statement Schedules (see Index to Financial Statements filed as part of Item 8 of this Annual Report). Incorporated by reference to
         Item 8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

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

   (16) Letter regarding change in certifying accountant. Incorporated by reference in Partnership's Current Report on Form 8-K dated December 15, 1994.

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

(b)           Reports on Form 8-K -

              Report dated December 11, 1995 on the disposition of the shopping center properties.

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