Form 10-Q
period 1997-03-31
DEAN WITTER REALTY YIELD PLUS L P
filed 1997-05-14
CIK 810116

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                        FORM 10-Q

[ X ]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934
                           For the period ended March 31, 1997

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

                                PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              DEAN WITTER REALTY YIELD PLUS, L.P.

                                  Consolidated Balance Sheets

                                                                March 31,       December 31,
                                                                  1997              1996

                                            ASSETS
Real estate:
  Land                                                        $ 13,444,875      $ 13,444,875
  Buildings and improvements                                   102,631,750       102,237,481
                                                               116,076,625       115,682,356
  Accumulated depreciation                                      19,356,068        18,386,846
                                                                96,720,557        97,295,510

Investment in participating mortgage loan, net of
  allowance of $15,549,278                                      18,995,382        18,995,382

Cash and cash equivalents                                        5,327,553         6,799,320

Deferred expenses, net                                           1,431,039         1,419,805

Other assets                                                     1,944,500         2,242,810

                                                              $124,419,031      $126,752,827


                               LIABILITIES AND PARTNERS' CAPITAL

Mortgage notes payable                                        $ 19,650,572      $ 19,726,496

Accounts payable and other liabilities                           3,351,020         3,472,149

Minority interest                                               18,982,370        19,166,086
                                                                41,983,962        42,364,731

Partners' capital (deficiency):
  General partners                                              (7,316,335)       (7,121,032)
  Limited partners ($20 per Unit, 8,909,969 Units
     issued)                                                    89,751,404        91,509,128

       Total partners' capital                                  82,435,069        84,388,096

                                                              $124,419,031      $126,752,827






                 See accompanying notes to consolidated financial statements.
/TABLE

                              DEAN WITTER REALTY YIELD PLUS, L.P.

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                          Three months ended March 31, 1997 and 1996

                                                                    1997           1996
Revenues:
  Rental                                                         $4,216,005     $4,264,523
  Interest on participating mortgage loan                            28,140        685,118
  Interest on short-term investments                                 59,209        170,551
  Other                                                             108,781        144,753
                                                                  4,412,135      5,264,945

Expenses:
  Property operating                                              3,158,597      2,624,012
  Interest                                                          394,506        403,023
  Depreciation                                                      969,222        898,829
  Amortization                                                       95,700        127,709
  General and administrative                                        235,680        297,538
                                                                  4,853,705      4,351,111

(Loss) income before minority interests                            (441,570)       913,834

Minority interests                                                  224,461        261,189

Net (loss) income                                                $ (666,031)    $  652,645

Net (loss) income allocated to:
  Limited partners                                               $ (599,428)    $  587,380
  General partners                                                  (66,603)        65,265

                                                                 $ (666,031)    $  652,645

Net (loss) income per Unit of limited partnership interest            $(.07)         $ .07
















                 See accompanying notes to consolidated financial statements.
/TABLE

                              DEAN WITTER REALTY YIELD PLUS, L.P.

                         Consolidated Statement of Partners' Capital

                               Three months ended March 31, 1997


                                                       Limited      General
                                                       Partners     Partners       Total

Partners' capital (deficiency) at January 1, 1997    $91,509,128  $(7,121,032)  $84,388,096

Net loss                                                (599,428)     (66,603)     (666,031)

Cash distributions                                    (1,158,296)    (128,700)   (1,286,996)

Partners' capital (deficiency) at March 31, 1997     $89,751,404  $(7,316,335)  $82,435,069
































                 See accompanying notes to consolidated financial statements.
/TABLE

                              DEAN WITTER REALTY YIELD PLUS, L.P.

                             Consolidated Statements of Cash Flows

                          Three months ended March 31, 1997 and 1996

                                                                        1997          1996
Cash flows from operating activities:
  Net (loss) income                                                 $  (666,031)  $   652,645
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
      Depreciation and amortization                                   1,064,922     1,026,538
      Minority interests in earnings of consolidated
        partnerships                                                    224,461       261,189
      Deferred expenses                                                (106,934)      (29,765)
      Decrease (increase) in other assets                               298,310      (330,189)
      (Decrease) increase in accounts payable and other
        liabilities                                                    (121,129)       20,870

Net cash provided by operating activities                               693,599     1,601,288

Cash flows from investing activities:
  Additions to real estate                                             (394,269)     (152,722)

Cash flows from financing activities:
  Repayments of mortgage note payable                                   (75,924)      (45,000)
  Cash distributions                                                 (1,286,996)   (7,899,955)
  Contributions by minority interest to consolidated
    partnership                                                         132,173        74,242
  Minority interest in distributions from consolidated
    partnership                                                        (540,350)     (610,976)

      Net cash used in financiing activities                         (1,771,097)   (8,481,689)

Decrease in cash and cash equivalents                                (1,471,767)   (7,033,123)

Cash and cash equivalents at beginning of period                      6,799,320    18,939,265

Cash and cash equivalents at end of period                          $ 5,327,553   $11,906,142

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $   327,397   $   335,914











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

The financial statements include the accounts of the Partnership, DW Columbia Gateway Associates, DW Michelson Associates, DW Lakeshore Associates, Deptford Crossing Associates, DW Community Centers Limited Partnership and DW Maplewood Inc. on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes.

Net income (loss) per Unit amounts are calculated by dividing net income (loss) allocated to Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim periods. Except for reserves of uncollected interest relating to the participating mortgage loan, such adjustments consist only of normal recurring accruals.

These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996. Operating results of interim periods may not be indicative of the operating results for the entire year.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" in February 1997. This pronouncement establishes standards for computing and presenting earnings per share, and is effective for the Partnership's 1997 year-end financial statements. The Partnership's management has determined that this standard will have no impact on the Partnership's computation or presentation of net income (loss) per unit of limited partnership interest.



2.   Investment in Participating Mortgage Loan

The borrower on the participating mortgage loan is operating under Chapter 11 of the U.S. Bankruptcy Code. During the first quarter of 1997, the owner/borrower paid to the Partnership $28,140 of $677,590 total interest due. The Partnership reserved the remaining accrued but unpaid interest. As of March 31, 1997, the Partnership's total reserves of accrued but unpaid interest approximate $1,310,000. The ultimate outcome of the bankruptcy proceedings is uncertain at this time.

3.   Related Party Transactions

Realty and an affiliate of Realty provided property management services for four and three of the Partnership's properties during the three-month periods ended March 31, 1997 and 1996, respectively. The Partnership paid Realty and its affiliate management fees of approximately $62,000 and $51,000 for the three months ended March 31, 1997 and 1996, respectively. These amounts are included in property operating expenses.

Realty performs administrative functions, processes certain investor transactions and prepares tax information for the Partnership. For the three-month periods ended March 31, 1997 and 1996, the Partnership incurred approximately $99,000 and $97,000, respectively, for these services. These amounts are included in general and administrative expenses.

As of March 31, 1997, Realty and its affiliate were owed a total of approximately $53,000 for the above-mentioned services.

4.   Litigation

Various public partnerships sponsored by Realty (including the Partnership and its Managing General Partner) are defendants in purported class action lawsuits pending in state and federal court. The complaints allege a number of claims, including breach of fiduciary duty, fraud and misrepresentation, and seek an accounting of profits, compensatory and other damages in an unspecified amount, possible liquidation of the Partnership under a receiver's supervision and other equitable relief. The defendants are vigorously defending these actions. It is impossible to predict the effect, if any, the outcome of these actions might have on the Partnership's financial statements.

5.   Cash Distributions

On April 28, 1997, the Partnership paid a cash distribution of $.13 per Unit to Limited Partners. The cash distribution aggregated
$1,286,996 with $1,158,296 distributed to Limited Partners and $128,700 distributed to the General Partners.

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

In many regions of the country, continued restraint of new office construction and steady leasing have reduced supply in office markets and, in certain areas, property values and rental rates are rising. Generally, suburban office markets are faring better than downtown markets in major cities. Generally, new construction remains low by historic standards, and is primarily on a build-to-suit basis. Currently, the office vacancy level in Boston (the location of One Congress Street) is approximately 9%. The relative absence of office construction and growth in demand from high technology and professional service firms has recently resulted in an absorption of office space and an increase in rental rates in the class A office market in Orange County, CA (the location of 2600 Michelson Drive). Vacancies at many office/research and development properties, such as Greenway Pointe, are declining as communications, computer and software companies demand additional space. In the retail sector, continued construction remains brisk but is primarily limited to bigger "super" stores. A changing tenant base caused by the domination of certain power center tenants coupled with bankruptcies and major restructurings of other tenants and reduced consumer spending is resulting in higher vacancies and stagnant rents.

The Managing General Partner is currently marketing the 2600
Michelson Drive and Greenway Pointe properties for sale, and expects to market for sale its remaining investments over the next two years. However, there is no assurance that the Partnership will be able to achieve its objectives.

The Partnership's liquidity depends upon the cash flow from operations of its real estate investments, interest received on its participating mortgage loan and expenditures for building improvements and tenant improvements and leasing commissions in connection with the leasing of space. During the quarter ended March 31, 1997, all of the Partnership's properties, except for 401 East Ontario Street, generated positive cash flow from operations, and it is anticipated that they will continue to do so during the remainder of 1997. Significant repair costs at 401 East Ontario Street caused property operating expenses there to exceed rental income by approximately $580,000. Also, as described below, the borrower on the One Congress Street property is in Chapter 11 bankruptcy proceedings and did not pay approximately $650,000 of its minimum debt service during the first quarter of 1997.

The Partnership's liquidity also has been and will continue to be affected by the sale of Partnership properties; as properties are sold, Partnership cash from operations available for distribution decreases.

During the quarter ended March 31, 1997, the Partnership incurred approximately $370,000 (net of contributions by the minority interest) primarily for tenant-related capital expenditures at Greenway Pointe ($152,000) and 2600 Michelson Drive ($136,000).

Also, in 1997, the Partnership incurred approximately $1.0 million for repairs on the fire and life safety systems at 401 East Ontario Street; the total cost of this project is expected to be approximately $3.9 million, of which approximately $1.9 million has been incurred to date. The Partnership has also incurred approximately $50,000 of legal costs in 1997 in connection with its lawsuits to recover its costs to repair the concrete exterior walls (completed 1996) and the fire and life safety systems. During the remainder of 1997, the Partnership expects to expend approximately $2 million to complete the repairs of the fire and life safety systems.

As of December 31, 1996, the Partnership has commitments to contribute approximately $450,000, primarily for lease-related capital expenditures at the Greenway Pointe ($270,000) and Michelson ($143,000, net of minority interest share) properties.

The Partnership's participating mortgage loan is secured by the One Congress Street property. The General Services Administration ("GSA"), the sole tenant of the office space at the property, vacated approximately 30% of the space at the property in August 1996, and the lease on its remaining space expires in August 1997. On October 15, 1996, the owner/borrower filed a voluntary petition under Chapter 11 of the U.S. bankruptcy code. Since the bankruptcy filing, the owner/borrower has failed to pay interest on the loan totaling approximately $2,251,000, of which the Partnership's share is $1,310,000.

The cash flow generated from the lease of the garage at the One Congress Street property is projected to be sufficient to pay the debt service due under the first mortgage loan on the property. However, current market rental rates in Boston are significantly less than in the early 1990's when the GSA lease was entered into. Therefore, the Partnership believes that the rent to be received by the owner/borrower after re-leasing the office space at the property and, as a result, the Partnership's cash flow from the property, will significantly decrease. Currently, the owner/borrower is negotiating a new lease covering the space under the lease scheduled to expire in August 1997 and a portion of the space given up by GSA in August 1996. If the negotiations with GSA are not successful, there may be a significant amount of time before a new tenant is found for this space, and substantial funds may be required to re-lease the space.

The Partnership believes that during the period of the bankruptcy it will be unable to collect its interest on the loan in full and that the bankruptcy may adversely impact future leasing at the property.

The Partnership's note payable secured by the Genessee Crossing shopping center for $8,590,000 matures in May 1997, and the note payable secured by the Deptford Crossing shopping center, for approximately $11,400,000, matures in September 1997. The Partnership is currently attempting to discuss refinancing alternatives on these properties with its lenders; however, neither lender is being responsive to the Partnership. If the Partnership is unable to refinance one or both of these loans, the Partnership may lose one or both of the properties through foreclosure.

During the first quarter of 1997, cash flow from operations of real estate owned (net of minority interest share), except for repair costs at 401 East Ontario Street, exceeded distributions to investors. The Partnership funded the repair costs and capital expenditures from cash flow from operations in excess of distributions and cash reserves. The Partnership expects this trend to continue during the remainder of 1997. The extent to which Partnership cash flow from the One Congress Street property and the properties subject to mortgages maturing in 1997 will be reduced during the remainder of 1997 can not be determined at this time. It is possible that the cash from One Congress Street along with Partnership cash flow from operations will be insufficient to fund Partnership cash needs. If this were to occur, the Partnership might need to fund a portion of distributions to investors, capital expenditures and contributions to its joint ventures from cash reserves, or to reduce cash distributions.

Except as discussed above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

On April 28, 1997, the Partnership paid a cash distribution of $.13 per Unit to Limited Partners. The cash distribution aggregated
$1,286,996 with $1,158,296 distributed to Limited Partners and $128,700 distributed to the General Partners.



Operations

Fluctuations in the Partnership's operating results for the three-month period ended March 31, 1997 compared to 1996 are primarily attributable to the following:

No individual factors accounted for a significant change in rental income, other income, interest expense, depreciation, amortization and general and administrative expense from 1996 to 1997.

Interest on the participating mortgage loan decreased in 1997 compared to 1996 due to reserves of accrued but uncollected interest as described above in "Liquidity and Capital Resources".

Interest income from short-term investments was higher in 1996 than 1997 because of interest earned on the cash proceeds from the sale of three shopping centers in December 1995 until such cash was used for distributions to Limited Partners at the end of January 1996 and to fund significant repairs at 401 East Ontario Street during 1996.

Property operating expenses increased in 1997 compared to 1996 primarily as a result of higher expenditures for repairs at 401 East Ontario Street. As discussed above, in 1997, the Partnership incurred approximately $1,055,000 of costs compared to approximately $605,000 in 1996.

A summary of the office, retail, residential and research and development building markets where the Partnership's properties are located, and the performance of each property is as follows:

The market for research and development properties in Columbia, MD, the location of Greenway Pointe, currently has a vacancy rate of 7% and rental rates are increasing. During the first quarter of 1997, occupancy at the property remained at 83%. All the vacant space has been leased to Green Springs Health Services Inc., a current tenant, which will occupy approximately 42% of the property's space when fully moved in. Other leases totalling 31% of the property's space are scheduled to expire in 1998.

The luxury residential sub-market in Chicago, IL, location of the 401 East Ontario property, continues to be strong. It has a current vacancy rate of approximately 4%, and rental rates are increasing. During the first quarter of 1997, occupancy at the property decreased slightly to 82%. Occupancy at the property has been adversely affected by the repair programs at the property. The Partnership expects that the above-described repairs on the fire and life systems (which began during the third quarter of 1996) will be intrusive upon residents as work will be needed to be performed inside each rental unit for up to twelve days. To maximize tenant retention while these repairs are being performed, the Partnership has given tenants a temporary rent concession, and each tenant's rent will be abated while work is being performed inside their unit. The effect, if any, of this repair program on rents and occupancy in the future cannot be determined at this time.

During the first quarter of 1997, the market vacancy rate for Class A office space in Irvine, California, the location of 2600 Michelson Drive, decreased from 16% to 15% because of the continued strong demand for quality Class A space and the lack of new construction. Rental rates have also continued to increase in this market. During the first quarter of 1997, occupancy at the property remained at 93%. Leases on approximately 25% and 22% of the space at the property expire in 1998 and 1999, respectively.

During the first quarter of 1997, the office vacancy level in the Boston office market, the location of One Congress Street, was 9%. Although this market continues to improve, rental rates have not increased significantly. As discussed above, GSA vacated approximately 70,000 square feet of the property's office space in August 1996 and its lease on the remaining space terminates in August 1997. As a result of GSA's partial vacancy, occupancy at the office space is 70% at March 31, 1997. Also, in 1997, the retail space, which is not a significant portion of the overall space, remained substantially vacant.

The retail market in Deptford, New Jersey, the location of Deptford Crossing, currently has a vacancy rate of 9%. There are two retail developments scheduled to open in the second quarter of 1997 and two retail developments planned for construction in the near future. This space will be occupied by power retailers, traditional anchor tenants and small tenants. The sales of tenants in the Deptford Crossing property may be negatively affected by competition from the new centers, and the centers will compete with the Deptford Crossing property as the Partnership tries to lease its vacant space. During the first quarter of 1997, occupancy at the property decreased from 83% to 77%. No significant amount of leases expire before 2001.

During the first quarter of 1997, the vacancy rate in Flint, Michigan, the location of the Genesee Crossing shopping center, decreased from approximately 17% to 10% as a result of the absorption of space which became vacant as the result of bankruptcy of several stores. Occupancy at the property during the first quarter of 1997 remained at 99%. The lease of the Burlington Coat Factory, for approximately 42% of the property's space, is scheduled to expire in 2009. Burlington has a "kick-out" option to terminate the lease at any time if sales are below a threshold amount; sales are currently below this threshold, but Burlington has not indicated an interest in vacating its space early. Other leases totaling approximately 10% and 14% of the property's space are scheduled to expire in 1998 and 1999, respectively.

A 100,000 square foot Home Depot store will be opening on a site near Genessee Crossing. Traffic at Genessee Crossing may be adversely affected by this new store because it will compete with Builder's Square which owns its 80,000 square foot store at Genessee Crossing. Also, a branch of a national home electronics store and a branch of a national pet store will be opening on a site adjacent to the property. The Partnership believes that these new retailers may increase traffic at the property.

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


                                     DEAN WITTER REALTY YIELD PLUS, L.P.


                                     By:   Dean Witter Realty Yield Plus
                                             Inc.
                                           Managing General Partner


Date:  May 14, 1997                  By:   /s/E. Davisson Hardman, Jr.
                                           E. Davisson Hardman, Jr.
                                           President



Date:  May 14, 1997                  By:   /s/Lawrence Volpe
                                           Lawrence Volpe
                                           Controller
                                           (Principal Financial and
                                              Accounting Officer)

                                     Dean Witter Realty Yield Plus, L.P.

                                        Quarter Ended March 31, 1997

                                                Exhibit Index



                      Exhibit
                        No.                               Description

                        27                       Financial Data Schedule









































                                                     E1