Form 10-Q
period 1997-06-30
DEAN WITTER REALTY YIELD PLUS L P
filed 1997-08-14
CIK 810116

5




                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

    [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
               For the period ended June 30, 1997

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

                          Page 1 of 19

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

               DEAN WITTER REALTY YIELD PLUS, L.P.

BALANCE SHEETS
                                              June 30, December
31,
                                                1997       1996
                             ASSETS
Real estate:
 Land                                                  $
13,444,875                                   $ 13,444,875
 Buildings and improvements                   102,911,923
102,237,481
                                              116,356,798
115,682,356
 Accmulated depreciation                       20,333,936
18,386,846
                                               96,022,862
97,295,510

Investment in participating mortgage loan, net of
 allowance of $15,549,278                      18,995,382
18,995,382

Cash and cash equivalents                       5,050,777
6,799,320

Deferred expenses, net                          1,351,137
1,419,805

Other assets                                    1,734,284
2,242,810

                                             $123,154,442
$126,752,827

                LIABILITIES AND PARTNERS' CAPITAL

Mortgage notes payable                       $ 19,592,538   $
19,726,496

Accounts payable and other liabilities          4,080,500
3,472,149

Minority interest                              18,838,348
19,166,086

                                               42,511,386
42,364,731
Partners' capital (deficiency):
 General partners                              (7,495,536)
(7,121,032)
 Limited partners ($20 per Unit, 8,909,969 Units issued)
88,138,592                                     91,509,128

  Total partners' capital                      80,643,056
84,388,096
                                             $123,154,442
$126,752,827
  See accompanying notes to consolidated financial statements.

               DEAN WITTER REALTY YIELD PLUS, L.P.

              CONSOLIDATED STATEMENTS OF OPERATIONS

        Three and six months ended June 30, 1997 and 1996


                              Three months ended          Six
months ended
                                  June 30,           June 30,
                              1997     1996      1997     1996
Revenues:
 Rental                    $4,415,410         $4,254,485    $
8,631,415                  $ 8,519,008
 Interest on participating
  mortgage loan               146,800            692,647
174,940                      1,377,765
 Interest on short-term investments     40,136            120,568
99,345                         291,119
 Other                                 162,536            133,710
271,317                        278,463

                            4,764,882          5,201,410
9,177,017                   10,466,355

Expenses:
 Property operating         3,331,197          3,848,185
6,489,794                    6,472,197
 Interest                     405,895            402,200
800,401                        805,223
 Depreciation                 977,868            953,189
1,947,090                    1,852,018
 Amortization                  99,276            105,074
194,976                        232,783
 General and administrative            246,068            298,348
481,748                        595,886

                            5,060,304          5,606,996
9,914,009                    9,958,107

(Loss) income before minority
 interest                    (295,422)          (405,586)
(736,992)                      508,248

Minority interest             209,595            154,387
434,056                        415,576

Net (loss) income          $ (505,017)        $ (559,973)
$(1,171,048)               $    92,672

Net (loss) income allocated to:
 Limited partners          $ (454,515)        $ (503,976)
$(1,053,943)               $    83,405
 General partners             (50,502)           (55,997)
(117,105)                        9,267

                           $ (505,017)        $ (559,973)
$(1,171,048)               $    92,672

Net (loss) income per Unit of
 limited partnership interest       $     (.05)        $
(.06)                      $      (.12)       $       .01
  See accompanying notes to consolidated financial statements.

               DEAN WITTER REALTY YIELD PLUS, L.P.

    CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIENCY)

                 Six months ended June 30, 1997

                                   Limited   General
                                   Partners  Partners     Total
Partners' capital (deficiency)
 at January 1, 1997                $91,509,128
$(7,121,032)                       $84,388,096

Net loss                            (1,053,943)
(117,105)                           (1,171,048)

Cash distributions                  (2,316,593)
(257,399)                           (2,573,992)

Partners' capital (deficiency)
 at June 30, 1997                  $88,138,592
$(7,495,536)                       $80,643,056




























  See accompanying notes to consolidated financial statements.

               DEAN WITTER REALTY YIELD PLUS, L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

             Six months ended June 30, 1997 and 1996

                                                1997       1996
Cash flows from operating activities:
 Net (loss) income                           $(1,171,048)   $
92,672
 Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
   Depreciation and amortization               2,142,066
2,084,801
   Minority interest in earnings of consolidated
     partnership                                 434,056
415,576
   Increase in deferred expenses                (126,308)
(58,262)
   Decrease in other assets                      508,526
83,024
   Increase in accounts payable and other liabilities
608,351                                          508,222

     Net cash provided by operating activities
2,395,643                                      3,126,033

Cash flows from investing activities:
 Additions to real estate                       (674,442)
(2,105,855)

     Net cash used in investing activities      (674,442)
(2,105,855)

Cash flows from financing activities:
 Repayments of mortgage note payable            (133,958)
(136,118)
 Cash distributions                           (2,573,992)
(9,186,914)
 Contributions by minority interest to consolidated
  partnership                                    162,474
871,029
 Minority interest in distributions from
  consolidated partnership                      (924,268)
(1,015,599)

     Net cash used in financing activities    (3,469,744)
(9,467,602)

Decrease in cash and cash equivalents         (1,748,543)
(8,447,424)

Cash and cash equivalents at beginning of period
6,799,320                                     18,939,265

Cash and cash equivalents at end of period   $ 5,050,777
$10,491,481

Supplemental disclosure of cash flow information:
 Cash paid for interest                      $   599,074    $
805,223
        See accompanying notes to consolidated financial
                           statements.

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

          DEAN WITTER REALTY YIELD PLUS, L.P.

      Notes to Consolidated Financial Statements

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

2. Real Estate

The Partnership's mortgage note payable secured by the Genessee Crossing shopping center matured in May 1997.
The Partnership was unable to refinance the loan. The lender has commenced foreclosure proceedings and title to the property is expected to transfer in mid-August.
Since the net book value of the property ($8,163,416) is less than the mortgage note payable ($8,590,000), the Partnership's income from forgiveness of the note will exceed its loss from foreclosure of real estate.

3. Investment in Participating Mortgage Loan

The  owner/borrower on the participating mortgage  loan
is  operating  under Chapter 11 of the U.S.  Bankruptcy
code.   During the six months ended June 30, 1997,  the
owner/borrower  paid  to  the Partnership  $174,940  of
$1,370,236   total  interest  due.    The   Partnership
reserved the remaining accrued but unpaid interest.  As
of  June  30,  1997, the Partnership's  total  reserves
against   accrued   but  unpaid  interest   approximate
$1,852,000.   The  ultimate outcome of  the  bankruptcy
proceedings is uncertain at this time.
          DEAN WITTER REALTY YIELD PLUS, L.P.

      Notes to Consolidated Financial Statements

4. Related Party Transactions

Realty  and  an  affiliate of Realty provided  property
management  services  for  four  of  the  Partnership's
properties  at June 30, 1997 and 1996.  The Partnership
paid  Realty  and  its  affiliate  management  fees  of
approximately $120,000 and $112,000 for the six  months
ended  June  30,  1997  and 1996, respectively.   These
amounts are included in property operating expenses.

Realty  performs  administrative  functions,  processes
certain   investor   transactions  and   prepares   tax
information  for  the Partnership.  For  the  six-month
periods  ended June 30, 1997 and 1996, the  Partnership
incurred    approximately   $198,000   and    $193,000,
respectively, for these services. These amounts are included in general and administrative expenses.

As of June 30, 1997, Realty and its affiliate were owed
a   total  of  approximately  $53,000  for  the  above-
mentioned services.

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

      Notes to Consolidated Financial Statements

6. Subsequent Cash Distributions

On   July  30,  1997,  the  Partnership  paid  a   cash
distribution of $.13 per Unit to Limited Partners.  The
cash distribution aggregated $1,286,996 with $1,158,296
distributed   to   Limited   Partners   and    $128,700
distributed to the General Partners.

          DEAN WITTER REALTY YIELD PLUS, L.P.

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

The economic expansion continues and has provided for a
rebound in the commercial property markets.  Employment
growth,  especially in business services and technology
industries, has increased demand for office space.  The
steady  demand  and the limited amount  of  speculative
office  construction has resulted in falling vacancies,
rising  rents  and increasing property values  in  many
markets.   Some office markets are faring  better  than
others   and,   in   certain  areas,  improved   market
conditions  can  support new construction.   Currently,
the  demand for large blocks of available office  space
in  the  downtown  financial  markets  of  Boston  (the
location  of One Congress Street) exceeds supply.   The
relative  absence of office construction and growth  in
demand  from  professional service firms  has  recently
resulted  in  an  absorption of  office  space  and  an
increase  in rental rates in the class A office  market
in  Orange  County, CA (the location of 2600  Michelson
Drive).    Vacancies   at  many   office/research   and
development  properties, such as Greenway  Pointe,  are
declining  as  communications,  computer  and  software
companies  demand  additional  space.   In  the  retail
sector,   a  changing  tenant  base  (caused   by   the
domination of certain power center tenants coupled with bankruptcies and major restructuring of other tenants), past overbuilding in the retail market and reduced consumer spending is resulting in higher vacancies and stagnant rents.
          DEAN WITTER REALTY YIELD PLUS, L.P.

As  disclosed  in Note 2 to the consolidated  financial
statements, the mortgage note payable relating  to  the
Genesee  Crossing retail center is past  due,  and  the
lender  has commenced foreclosure proceedings  to  take
control  of  the property. During the three-  and  six-
month  periods  ended June 30, 1997,  Partnership  cash
flow   from   the   Genessee  Crossing   property   was
approximately $120,000 and $200,000, respectively.

The  Partnership's note payable secured by the Deptford
Crossing    shopping    center,    for    approximately
$11,002,000, matures in September 1997.  The lender has
refused  to  discuss refinancing of the note  with  the
Partnership.   The  Partnership is currently  marketing
the Deptford property for sale to determine whether  it
can  sell  the property for an amount greater than  the
principal  of  the  mortgage  note  payable.   If   the
Partnership is unable to sell the property or refinance
the loan, the Partnership may lose the property through
foreclosure.   During the three- and six-month  periods
ended  June  30, 1997, Partnership cash flow  from  the
Deptford  Crossing  property was approximately  $65,000
and $187,000, respectively.

The Managing General Partner has identified a potential
purchaser of the 2600 Michelson Drive property and  has
begun  to  negotiate  a sale agreement.   The  Managing
General  Partner  is currently marketing  the  Greenway
Pointe property for sale, and expects to market for sale its remaining investments over the next two years.
However, there is no assurance that the Partnership will be able to sell its property interests in the near future.

The  Partnership's liquidity depends upon the cash flow
from   operations  of  its  real  estate   investments,
interest  received on its participating  mortgage  loan
and  expenditures for building improvements and  tenant
improvements and leasing commissions in connection with
the  leasing of space.  During the three- and six-month
periods  ended  June 30, 1997, all of the Partnership's
properties,   except  for  401  East  Ontario   Street,
generated positive cash flow from operations, and it is
anticipated that they will continue to do so during the
remainder  of  1997.  Significant repair costs  at  401
East  Ontario Street caused property operating expenses

          DEAN WITTER REALTY YIELD PLUS, L.P.

there to exceed rental income by approximately $408,000
and  $988,000 in the three- and six-month periods ended
June   30,   1997.  Also,  as  described   below,   the
owner/borrower on the One Congress Street property is in Chapter 11 bankruptcy proceedings and did not pay approximately $546,000 and $1,195,000 of its minimum debt service to the Partnership in the three- and six-month periods ended June 30, 1997, respectively.

The  Partnership's  liquidity also has  been  and  will
continue   to   be  affected  by  the  disposition   of
Partnership properties; as properties are disposed  of,
Partnership  cash  from operations  available  to  fund
investor   distributions   and   capital   expenditures
decreases.

During  the  six  months  ended  June  30,  1997,   the
Partnership  incurred approximately  $639,000  (net  of
contributions  by the minority interest) primarily  for
tenant-related capital expenditures at Greenway  Pointe
(approximately  $320,000)  and  2600  Michelson   Drive
(approximately $168,000); no other individual property accounted for a significant portion of the remaining expenditures.

Also,  in  1997, the Partnership incurred approximately
$1.0  million and $2.0 million for repairs on the  fire
and  life safety systems at 401 East Ontario Street  in
the  three- and six-month periods ended June 30,  1997;
the total repair costs are expected to be approximately
$3.9  million, of which approximately $2.9 million  has
been  incurred to date.  The Partnership also  incurred
approximately  $145,000  of  legal  costs  in  1997  in
connection  with its lawsuits to recover its  costs  to
repair the concrete exterior walls (completed 1996) and
the  fire  and  life safety systems.   The  Partnership
expects to complete the repairs in 1997.

As of June 30, 1997, the Partnership has commitments to contribute approximately $468,000, primarily for lease-related capital expenditures at the Michelson property.

          DEAN WITTER REALTY YIELD PLUS, L.P.

The   Partnership's  participating  mortgage  loan   is
secured  by  the  One  Congress Street  property.   The
General  Services  Administration  ("GSA"),  the   sole
tenant of the office space at the property, vacated approximately 30% of the space at the property in August 1996, and the lease on its remaining space expired July 31, 1997. On October 15, 1996, the owner/borrower filed a voluntary petition under Chapter
11 of the U.S. bankruptcy code.

The cash flow generated from the lease of the garage at
the  One  Congress Street property is projected  to  be
sufficient to pay the debt service due under the  first
mortgage loan on the property.  However, current market
rental  rates in Boston are significantly less than  in
the  early 1990's when the GSA lease was entered  into.
Therefore, the Partnership believes that the rent to be
received  by  the owner/borrower after  re-leasing  the
office  space  at the property and, as  a  result,  the
Partnership's   cash  flow  from  the   property,   may
significantly decrease. GSA continues to occupy its remaining office space, and GSA and the owner/borrower are negotiating a new lease. If the negotiations with GSA are not successful, there may be a significant amount of time before a new tenant is found for this space, and substantial funds may be required to re-lease the space.

The Partnership believes that during the period of the bankruptcy it will be unable to collect its interest on the loan in full and that the bankruptcy may adversely impact future leasing at the property.

During  the  six  months ended June 30, 1997,  interest
from the participating mortgage loan and cash flow from
operations  of  real  estate  owned  (net  of  minority
interest  share), except for repair costs at  401  East
Ontario  Street, exceeded distributions  to  investors.
The  Partnership  funded the repair costs  and  capital
expenditures  from cash flow from operations  and  cash
reserves.   The  Partnership  expects  this  trend   to
continue during the remainder of 1997.


          DEAN WITTER REALTY YIELD PLUS, L.P.

The  Partnership can not determine the extent to  which
cash flow from the One Congress Street property and the
properties subject to mortgages maturing in  1997  will
be  reduced  during  the  remainder  of  1997.   It  is
possible  that  the cash flow from One Congress  Street
along  with Partnership cash flow from operations  will
continue  to  be insufficient to fund Partnership  cash
needs.   If  this  were to occur, the Partnership  will
continue to use its cash reserves to fund a portion of its cash requirements and might need to reduce cash distributions.

Other assets decreased during the six months ended June
30, 1997 due to the collection of tenant receivables and the amortization of prepaid real estate taxes and insurance.

Except as discussed above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

On   July  30,  1997,  the  Partnership  paid  a   cash
distribution of $.13 per Unit to Limited Partners.  The
cash distribution aggregated $1,286,996 with $1,158,296
distributed   to   Limited   Partners   and    $128,700
distributed to the General Partners.

Operations

Fluctuations in the Partnership's operating results for
the  three- and six-month periods ended June  30,  1997
compared to 1996 are primarily attributable to the following:

Interest on the participating mortgage loan decreased in 1997 compared to 1996 due to reserves to accrued but uncollected interest as described above in "Liquidity and Capital Resources".

Property operating expenses decreased in 1997 compared to 1996 primarily as a result of higher expenditures for repairs and related litigation at 401 East Ontario
Street during 1996.  During

          DEAN WITTER REALTY YIELD PLUS, L.P.

the three- and six-month periods ended June 30, 1997, the total repair costs were $1,128,000 and $2,185,000, respectively; during the three- and six-month periods ended June 30, 1996, these costs were $1,668,000 and $2,305,000, respectively.

Interest income on short-term investments decreased  in
1997  compared to 1996 because the Partnership had less
cash   available   for  investment  because   it   used
significant amounts of cash reserves to fund the repairs at the 401 East Ontario Street property and capital expenditures. Also, during the first quarter of 1996, the Partnership earned interest on cash from the December 1995 sale of three shopping centers until such cash was distributed to Limited Partners in January 1996.

There were no other individually significant factors which caused changes to revenues or expenses.

A  summary  of  the  office,  retail,  residential  and
research  and  development building markets  where  the
Partnership's   properties   are   located,   and   the
performance of each property is as follows:

During the second quarter of 1997, the vacancy rate  in
the  research  and development market of Columbia,  MD,
the location of Greenway Pointe, slightly decreased  to
6%.   Also, rental rates are increasing in this market,
and  there is no significant new construction.   During
the  second quarter of 1997, occupancy at the  property
increased  to  100%  as Green Springs  Health  Services
Inc.,   an   existing   tenant   which   now   occupies
approximately 37% of the property's space, moved into the building's remaining vacant space. Other leases totaling 31% of the property's space are scheduled to expire in 1998.

The luxury residential sub-market in Chicago, IL, location of the 401 East Ontario property, continues to be strong. It has a current vacancy rate less than 4%, and rental rates are increasing. During the second quarter of 1997, occupancy at the property decreased slightly to 80%. Occupancy at the property has been
          DEAN WITTER REALTY YIELD PLUS, L.P.

adversely  affected  by  the  repair  programs  at  the
property.   The  Partnership expects  that  the  above-
described  repairs on the fire and life systems  (which
began  during  the  third  quarter  of  1996)  will  be
intrusive upon residents as work will be needed  to  be
performed  inside  each rental unit for  up  to  twelve
days.  To maximize tenant retention while these repairs
are  being  performed, the Partnership has abated  each
tenant's  rent  while  work is being  performed  inside
their  unit  and granted concessions to  tenants  while
repairs are done to corridors on the floor they occupy.
The effect, if any, of this repair program on rents and
occupancy  in the future cannot be determined  at  this
time.    Also,  in  1997,  rental  rates  for   certain
apartment types at the property have been increased over 3%.

During  the second quarter of 1997, the market  vacancy
rate  for  Class A office space in Irvine,  California,
the  location of 2600 Michelson Drive, remained at 15%.
Rental  rates have continued to increase in this market
because  of  the  continued strong demand  for  quality
Class A space and lack of significant new construction.
During  the  second quarter of 1997, occupancy  at  the
property   decreased  slightly  to   91%.   Leases   on
approximately 25% and 17% of the space at the property expire in 1998 and 1999, respectively.

During  the six months ended June 30, 1997, the  Boston
office  market,  the location of One  Congress  Street,
continued to strengthen and rental rates increased.  As
discussed  above, GSA is the sole tenant of the  office
space,  which  is 70% occupied at June 30,  1997.   The
owner/borrower  is  negotiating a new  lease  with  GSA
because  GSA's  existing lease expired July  31,  1997.
GSA  still occupies its space while it negotiates a new
lease.   Also,  the  retail  space,  which  is  not   a
significant portion of the overall space, remained substantially vacant at June 30, 1997.

During the second quarter of 1997, the vacancy rate  in
the retail market in Deptford, New Jersey, the location
of  Deptford Crossing, decreased to 5%.  There are  two
retail  developments which opened in the second quarter
of   1997  and  two  retail  developments  planned  for
construction in the near future. This space will be occupied

          DEAN WITTER REALTY YIELD PLUS, L.P.

competition to Deptford Crossing's existing tenants, and anticipates that these new centers will benefit the tenants at Deptford Crossing because the new retailers will increase consumer traffic in the Deptford market.
During the second quarter of 1997, occupancy at the property remained at 77%. No significant amount of leases expire before 2001.

The  vacancy  rate in Flint, Michigan, the location  of
the Genesee Crossing shopping center, currently is 10%.
Occupancy  at the property during the six months  ended
June  30,  1997 remained at 99%; however, a  tenant  in
bankruptcy,  which  leases  approximately  7%  of   the
property's space, will vacate its space in August 1997.
The   lease   of  the  Burlington  Coat  Factory,   for
approximately 42% of the property's space, is scheduled
to  expire in 2009.  Burlington has a "kick-out" option
to terminate the lease at any time if sales are below a
threshold  amount;  sales  are  currently  below   this
threshold, but Burlington has not indicated an interest in vacating its space early. Other leases totaling approximately 14% of the property's space are scheduled to expire in 1999.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

          DEAN WITTER REALTY YIELD PLUS, L.P.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

           (a) Exhibits
           An  exhibit index has been filed as part  of
       this      Report on Page E1.

          (b)   Report on Form 8-K.
             Report  dated  April  4,  1997,   of   the
       Valuation   per  Unit   of  Limited  Partnership
       Interest at December 31, 1996.

          DEAN WITTER REALTY YIELD PLUS, L.P.

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


                            DEAN WITTER REALTY YIELD
PLUS,                              L.P.

                         By:  Dean Witter Realty Yield
Plus                               Inc.
                            Managing General Partner


Date:                    August 14, 1997     By:  /s/E.
Davisson Hardman, Jr.
                         E. Davisson Hardman, Jr.
                         President

Date:                    August 14, 1997     By:
/s/Lawrence Volpe
                         Lawrence Volpe
                         Controller
                         (Principal Financial and
Accounting Officer)
          DEAN WITTER REALTY YIELD PLUS, L.P.

              Quarter Ended June 30, 1997

                     Exhibit Index




Exhibit No.              Description

   27                    Financial Data Schedule



























                          E1