Form 10-Q
period 1997-09-30
DEAN WITTER REALTY YIELD PLUS L P
filed 1997-11-14
CIK 810116

7





                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

    [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
             For the period ended September 30, 1997

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

                          Page 1 of 24

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

               DEAN WITTER REALTY YIELD PLUS, L.P.
                         BALANCE SHEETS
                                             September 30,
December 31,
                                                1997       1996
                             ASSETS
Real estate:
 Land                                                  $
10,248,274                                   $ 13,444,875
 Buildings and improvements                    88,993,810
102,237,481
                                               99,242,084
115,682,356
 Accumulated depreciation                      17,288,356
18,386,846
                                               81,953,728
97,295,510

Real estate held for sale                       5,108,539
-

Investment in participating mortgage loan, net of
 allowance of $15,549,278                      18,995,382
18,995,382

Cash and cash equivalents                       3,942,447
6,799,320

Deferred expenses, net                          1,443,339
1,419,805

Other assets                                    1,624,404
2,242,810

                                             $113,067,839
$126,752,827

                LIABILITIES AND PARTNERS' CAPITAL

Mortgage notes payable                       $ 10,589,682   $
19,726,496

Accounts payable and other liabilities          3,789,974
3,472,149

Minority interest                              18,632,924
19,166,086

                                               33,012,580
42,364,731
Partners' capital (deficiency):
 General partners                              (7,554,316)
(7,121,032)
 Limited partners ($20 per Unit, 8,909,969 Units issued)
87,609,575                                     91,509,128
  Total partners' capital                      80,055,259
84,388,096
                                             $113,067,839
$126,752,827
  See accompanying notes to consolidated financial statements.

               DEAN WITTER REALTY YIELD PLUS, L.P.
              CONSOLIDATED STATEMENTS OF OPERATIONS

     Three and nine months ended September 30, 1997 and 1996
                              Three months ended          Nine
months ended
                                 September 30,
September 30,
                              1997     1996      1997     1996
Revenues:
 Rental                    $4,495,470         $ 4,077,314
$13,126,885                $12,596,322
 Interest on participating
  mortgage loan               174,071             692,647
349,011                      2,070,412
 Interest on short-term investments     23,574
107,495                        122,919            398,614
 Other                                 131,043
174,065                        402,360            403,248

                            4,824,158           5,051,521
14,001,175                  15,468,596
Expenses:
 Property operating         2,703,633           4,104,235
9,193,427                   10,527,152
 Interest                     296,517             396,117
1,096,918                    1,201,340
 Depreciation                 970,143           1,028,793
2,917,233                    2,880,811
 Amortization                 106,388              97,865
301,364                        330,648
 General and administrative            242,589
198,081                        724,337            793,967
 Loss on impairment of real estate,
  and participating mortgage loan         -       979,000
-     979,000

                            4,319,270           6,804,091
14,233,279                  16,712,918

Income (loss) before minority
 interests                    504,888          (1,752,570)
(232,104)                   (1,244,322)

Minority interests            212,069             181,231
646,125                        596,807

Net income (loss) before extraordinary
 item                                  292,819
(1,933,801)                   (878,229)        (1,841,129)

Extraordinary item:
 Gain on extinguishment of debt
  due to foreclosure          406,380                -
406,380                           -
Net income (loss)           $ 699,199         $(1,933,801)  $
(471,849)                  $(1,841,129)
Net income (loss) allocated to:
 Limited partners          $  629,279         $(1,740,421)  $
(424,664)                  $(1,657,016)
 General partners              69,920            (193,380)
(47,185)                      (184,113)
                           $  699,199         $(1,933,801)  $
(471,849)                  $(1,841,129)
                           (continued)
  See accompanying notes to consolidated financial statements.

               DEAN WITTER REALTY YIELD PLUS, L.P.

              CONSOLIDATED STATEMENTS OF OPERATIONS

     Three and nine months ended September 30, 1997 and 1996

                           (continued)

                              Three months ended          Nine
months ended
                                 September 30,
September 30,
                              1997     1996      1997     1996
Net income (loss) per Unit of
 limited partnership interest:

  Net income (loss) before
   extraordinary item      $      .03         $      (.20)  $
(.09)                      $      (.19)

  Extraordinary gain              .04                 -
 .04        -

  Net income (loss)        $      .07         $      (.20)  $
(.05)                      $      (.19)




















  See accompanying notes to consolidated financial statements.

               DEAN WITTER REALTY YIELD PLUS, L.P.

    CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIENCY)

              Nine months ended September 30, 1997

                                   Limited   General
                                   Partners  Partners     Total
Partners' capital (deficiency)
 at January 1, 1997                $91,509,128
$(7,121,032)                       $84,388,096

Net loss                              (424,664)
(47,185)                              (471,849)

Cash distributions                  (3,474,889)
(386,099)                           (3,860,988)

Partners' capital (deficiency)
 at September 30, 1997             $87,609,575
$(7,554,316)                       $80,055,259



























  See accompanying notes to consolidated financial statements.

               DEAN WITTER REALTY YIELD PLUS, L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

          Nine months ended September 30, 1997 and 1996
                                                1997       1996
Cash flows from operating activities:
 Net loss                                    $  (471,849)   $
(1,841,129)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depreciation and amortization               3,218,597
3,211,459
   Minority interest in earnings of
     consolidated partnership                    646,125
596,807
   Loss on impairment of real estate, and
     participating mortgage loan                    -
979,000
   Gain on extinguishment of debt               (406,380)
-
   Increase in deferred expenses                (324,898)
(101,891)
   Decrease in other assets                      506,396
109,579
   Increase in accounts payable
     and other liabilities                       320,575
642

      Net cash provided by operating activities
3,488,566                                       2,954,467

Cash flows from investing activities:
 Additions to real estate                       (758,350)
(2,198,670)

Cash flows from financing activities:
 Repayments of mortgage note payable            (546,814)
(202,360)
 Cash distributions                           (3,860,988)
(10,473,873)
 Contributions by minority interest to
  consolidated partnership                       311,484
914,514
 Minority interest in distributions from
  consolidated partnership                    (1,490,771)
(1,490,606)

      Net cash used in by financing activities
(5,587,089)                                   (11,252,325)

Decrease in cash and cash equivalents         (2,856,873)
(10,496,528)

Cash and cash equivalents at beginning of period
6,799,320                                      18,939,265
Cash and cash equivalents at end of period   $ 3,942,447    $
8,442,737
Supplemental disclosure of cash flow information:
 Cash paid for interest                      $   794,027    $
1,201,340
                           (continued)
  See accompanying notes to consolidated financial statements.

               DEAN WITTER REALTY YIELD PLUS, L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

          Nine months ended September 30, 1997 and 1996

                           (continued)

                                                1997       1996
Supplemental disclosure of non-cash investing activities:

 Reclassification of real estate held for sale:
  Real estate, at cost:
   Land                                      $ 1,387,066    $
-
   Buildings and improvements                  7,171,556
-
   Accumulated depreciation                   (3,450,083)
-

   Real estate held for sale                 $ 5,108,539    $
-


Supplemental disclosures of non-cash financing activities:

 Extinguishment of debt and loss of real estate
  through foreclosure:
   Balance due on mortgage note payable      $(8,590,000)   $
-
   Write off:
     Real estate:
      Land                                     1,809,535
-
      Building                                 6,830,465
-
      Accumulated depreciation                  (565,640)
-
                                               8,074,360

      Decrease in other assets                   112,010
-
      Decrease in accounts payable and other liabilities
(2,750)                                              -

  Gain on extinguishment of debt due
     to foreclosure                          $  (406,380)   $
-







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

In   the   opinion  of  management,  the   accompanying
financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim periods. Except for reserves of uncollected interest relating to the participating mortgage loan, the gain on extinguishment of debt due to foreclosure and the reclassificaiton of real estate held for sale in 1997 and the loss on impairment of the participating mortgage loan in 1996, such adjustments consist only of normal recurring accruals.

These   financial   statements  should   be   read   in
conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

          DEAN WITTER REALTY YIELD PLUS, L.P.

      Notes to Consolidated Financial Statements

Operating  results  of  interim  periods  may  not   be
indicative of the operating results for the entire year.

The  Financial Accounting Standards Board has  recently
issued    several    new   accounting   pronouncements.
Statement  No.  128,  "Earnings per Share"  establishes
standards  for  computing and presenting  earnings  per
share,   and   Statement  No.   129,   "Disclosure   of
Information   about   Capital  Structure"   establishes
standards for disclosing information about an  entity's
capital   structure.   These  two  standards  will   be
effective for the Partnership's 1997 year-end financial
statements.     Statement    No.    130,     "Reporting
Comprehensive   Income"   establishes   standards   for
reporting and display of comprehensive income  and  its
components.   Statement  No.  131,  "Disclosures  about
Segments  of  an  Enterprise and  Related  Information"
establishes standards for the way that public  business
enterprises report information about operating segments
in  annual financial statements and requires that those
enterprises report selected information about operating
segments   in  interim  financial  reports  issued   to
shareholders.    It  also  establishes  standards   for
related   disclosure  about  products   and   services,
geographic  areas,  and  major  customers.   These  two
standards  are  effective for  the  Partnership's  1998
financial statements.

Management of the Partnership does not believe that these new standards will have any effect on the Partnership's computation or presentation of net income or net income per unit of limited partnership interest, or its disclosures of capital structure, or other disclosures.

2. Real Estate

The Partnership's mortgage note payable secured by the Genessee Crossing shopping center matured in May 1997.
The Partnership was unable to refinance the loan without making an additional equity investment in the property. The Partnership determined that in light of its estimate of the property's market value such an

          DEAN WITTER REALTY YIELD PLUS, L.P.

      Notes to Consolidated Financial Statements

additional investment would not be in the Partnership's
best  interest.   As  a  result, the  lender  took  the
property in foreclosure on August 15, 1997.  Since  the
amount   of  the  mortgage  note  payable  ($8,590,000)
exceeded   the   net  book  value   of   the   property
($8,183,620) at that date, the Partnership recognized an extraordinary gain on the extinguishment of debt
($406,380) in the third quarter of 1997.

In  October  1997, the Partnership agreed to  sell  the
Greenway Pointe property, for $11,100,000, to TA Realty
Corp.,  an unaffiliated party. Closing of the  sale  is
expected  to occur in the fourth quarter of  1997.   At
September 30, 1997, the carrying value of the  property
($5,108,539) was reclassified to real estate held for sale.

3. Investment in Participating Mortgage Loan

In October 1996, the owner/borrower of the One Congress
Street property defaulted on the participating mortgage
loan (the "Loan") made by the Partnership (58%) and  an
affiliate, Dean Witter Realty Yield Plus II, L.P. (42%)
("Yield   Plus   II";   and  collectively,   with   the
Partnership, the "Lender") by failing to timely pay its
debt  service.  Thereafter, the Lender accelerated  the
Loan  and attempted to take possession of the property.
On  October  15,  1996,  the  owner/borrower  filed   a
voluntary  petition  under  Chapter  11  of  the   U.S.
Bankruptcy Code.

During the nine-month period ended September 30,  1997,
the owner/borrower paid to the Partnership $349,011  of
$2,055,353   total  interest  due.    The   Partnership
reserved the remaining accrued but unpaid interest.  As
of September 30, 1997, the Partnership's total reserves
against   accrued   but  unpaid  interest   approximate
$2,363,000.

          DEAN WITTER REALTY YIELD PLUS, L.P.

      Notes to Consolidated Financial Statements

On  October  27,  1997,  the  Lender  entered  into   a
settlement  agreement  with  the  owner/borrower   (the
"Agreement").   As  part  of  the  Agreement,   a   new
corporation which is jointly owned by the Partnership and Yield Plus II in proportion to their participations in the Loan, has become the sole general partner (with a 19% ownership interest) (the "New General Partner") of the owner/borrower. The Partnership and Yield Plus
II have agreed to make all decisions concerning the property jointly. The Lender has retained an affiliate of the owner/borrower's original general partner as property manager.

The Agreement also provides for the following:

(a)  as  a result of their interests in the New General
     Partner,  the Partnership and Yield  Plus  II  are
     required  to make additional loans to fund  future
     tenant  improvements  at the  property  (the  "New
     Loans")  in proportion to their participations  in
     the  Loan.   Any New Loans will bear  interest  at
     12%, payable monthly from available cash flow generated by the property after payment of debt service on the first mortgage loan and certain operating escrows;

(b) the interest rate on the principal of the Loan, default penalties and past due interest thereon aggregating approximately $12.3 million has been increased to 10%, payable monthly from available cash flow generated by the property after payment of debt service on the New Loans;

(c) any future unpaid debt service will accrue interest at 10%; and

(d)  the Partnership's and Yield Plus II's interest  in
     adjusted   net   revenue  and   capital   proceeds
     generated by the property was increased  from  58%
     to 80%.

          DEAN WITTER REALTY YIELD PLUS, L.P.

      Notes to Consolidated Financial Statements

The  Agreement has effectively changed the  Partnership
from  a  participating lender to an equity owner  in  a
joint  venture  which  owns  the  One  Congress  Street
property.   As  a result, the Partnership will  receive
its share of net cash flow from the property (as it did
prior  to  the bankruptcy) and it will be  required  to
expend  its  share of costs for building  improvements,
tenant   improvements   and  leasing   commissions   in
connection with the leasing of vacant space as is customary in most real estate markets.

In   the  Partnership's  financial  statements,  as  of
October  27, 1997, the investment in the Loan  will  be
replaced by an investment in a joint venture; partners'
capital   will  not  be  affected  by  these   changes.
Thereafter, the Partnership will not recognize interest
income  on the Loan; instead it will record its  equity
in  earnings or loss of the joint venture.   The  joint
venture will record rental income, property operating expenses, interest expense and depreciation.

4. Mortgage Notes Payable

The  Partnership's mortgage note payable secured by the
Deptford  Crossing shopping center matured on September
16, 1997.  The lender has agreed to forebear all rights
and  remedies provided in the loan through November 14,
1997  if  the  Partnership  avoids  any  other  default
provision  in  the  loan agreement, pays  monthly  debt
service equal to net cash flow from operations  of  the
property   as   defined  in  the  loan  agreement   and
reimburses the lender for all of its expenses caused by
the  forbearance.   The Partnership  is  exploring  its
financing options which will enable it to repay the mortgage loan and keep the property; however, if the Partnership is unsuccessful in obtaining alternative financing, the property may be lost in foreclosure.




          DEAN WITTER REALTY YIELD PLUS, L.P.

      Notes to Consolidated Financial Statements

5. Related Party Transactions

Realty  and  an  affiliate of Realty currently  provide
property   management  services  for   three   of   the
Partnership's properties. Through August 15, 1997 and during 1996, the affiliate also provided such services for the Genessee Crossing property. The Partnership paid Realty and its affiliate management fees of approximately $179,000 and $172,000 for the nine months ended September 30, 1997 and 1996, respectively. These amounts are included in property operating expenses.

Realty  performs  administrative  functions,  processes
certain   investor   transactions  and   prepares   tax
information  for the Partnership.  For  the  nine-month
periods   ended  September  30,  1997  and  1996,   the
Partnership   incurred   approximately   $295,000   and
$290,000,  respectively,  for  these  services.   These
amounts are included in general and administrative expenses.

As of September 30, 1997, Realty and its affiliate were owed a total of approximately $53,000 for the above-mentioned services.

6. Litigation

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

      Notes to Consolidated Financial Statements

7. Subsequent Cash Distributions

On  October  29,  1997,  the Partnership  paid  a  cash
distribution of $.13 per Unit to Limited Partners.  The
cash distribution aggregated $1,286,996 with $1,158,296
distributed   to   Limited   Partners   and    $128,700
distributed to the General Partners.

          DEAN WITTER REALTY YIELD PLUS, L.P.

ITEM 2.                  MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL    CONDITION AND RESULTS OF
OPERATIONS

Liquidity and Capital Resources

The Partnership raised $178,199,380 through a public offering which terminated in 1987. The Partnership has no plans to raise additional capital.

The  Partnership originally invested in seven loans  or
land  leases. Due to the past weakness in  real  estate
markets,  most  of  the  properties  did  not  generate
sufficient cash flow to fully service their debt.  As a
result,  prior  to December 31, 1994,  the  Partnership
acquired  all  but one of the properties  in  which  it
originally  invested.  As described in Note  2  to  the
consolidated financial statements, on October 27, 1997,
the  Partnership acquired an ownership  interest  in  a
joint  venture which owns the remaining  property.   No
additional investments are planned.

Employment growth, especially in business services  and
technology industries, has increased demand for  office
and   office/research  and  development  space.    Such
increasing demand and the limited amount of speculative
construction has resulted in falling vacancies,  rising
rents  and increasing property values in many  markets.
Some  markets  are faring better than  others  and,  in
certain  areas, improved market conditions can  support
new  construction.  Recently, the vacancy rate  in  the
downtown  financial  markets and government  center  of
Boston  (the location of One Congress Street) decreased
to 5%.  The relative absence of office construction and
growth  in  demand from professional service firms  has
recently resulted in an absorption of office space  and
an  increase  in  rental rates in the  class  A  office
market  in  Orange  County, CA (the  location  of  2600
Michelson Drive). The office/research and development markets surrounding Columbia, MD (the location of the Greenway Pointe property) currently have a 6% vacancy rate and increasing rental rates. However, in the retail sector, a changing tenant base (caused by the domination of certain power center tenants coupled with bankruptcies and major restructuring of other tenants) and past overbuilding has caused high vacancies and stagnant rents.
          DEAN WITTER REALTY YIELD PLUS, L.P.

As  disclosed  in Note 2 to the consolidated  financial
statements,  the  Genesee Crossing  retail  center  was
obtained  by the lender on August 15, 1997. During  the
nine-months ended September 30, 1997, Partnership  cash
flow   from   the   Genessee  Crossing   property   was
approximately $22,000.

Also,  as  disclosed  in  Note 2  to  the  consolidated
financial  statements, the Partnership  has  agreed  to
sell  the  Greenway Pointe property for $11.1  million.
The  sale  is  expected to close in fourth  quarter  of
1997.   During the three- and nine-month periods  ended
September 30, 1997, Partnership cash flow from this property was $225,000 and $623,000, respectively.

As  disclosed  in Note 4 to the consolidated  financial
statements,  the  Partnership's mortgage  note  payable
secured  by the Deptford Crossing shopping center,  for
approximately  $10,590,000, matured in September  1997.
The  lender  has  granted the Partnership  a  temporary
forbearance  period;  however, if  the  Partnership  is
unable  to  sell  the  property or  obtain  alternative
financing,  the  Partnership  may  lose  the   property
through foreclosure. During the three- and nine-month periods ended September 30, 1997, Partnership cash flow from the Deptford Crossing property was approximately
$129,000 and $316,000, respectively.

The Managing General Partner has identified a potential
purchaser of the 2600 Michelson Drive property and  has
begun  to  negotiate  a sale agreement.   The  Managing
General   Partner  expects  to  market  for  sale   the
Partnership's remaining investments over the  next  two
years.   However,  there  is  no  assurance  that   the
Partnership will be able to sell its property interests in the near future.

The  Partnership's liquidity depends upon the cash flow
from   operations  of  its  real  estate   investments,
interest  received on its participating  mortgage  loan
and  expenditures for building improvements and  tenant
improvements and leasing commissions in connection with
the leasing of space.  During the three- and nine-month
periods   ended  September  30,  1997,   all   of   the
Partnership's properties, except for 401  East  Ontario
Street  during  the nine-month period ending  September
30,       1997,      generated      positive       cash

          DEAN WITTER REALTY YIELD PLUS, L.P.

flow  from operations, and it is anticipated that  they
will continue to do so during the remainder of 1997 and
in  1998.  Significant repair costs at 401 East Ontario
Street  caused  property operating  expenses  there  to
exceed  rental income by approximately $766,000  during
the  nine-month period ended September 30, 1997.  Also,
as  described  in Note 3 to the consolidated  financial
statements,  the  owner/borrower of  the  One  Congress
Street   property   was   in  Chapter   11   bankruptcy
proceedings until October 27, 1997, and did not pay approximately $511,000 and $1,706,000 of its minimum debt service to the Partnership in the three- and nine-month periods ended September 30, 1997, respectively.

The  Partnership's  liquidity also has  been  and  will
continue   to   be  affected  by  the  disposition   of
Partnership properties; as properties are disposed  of,
Partnership  cash  from operations  available  to  fund
investor   distributions   and   capital   expenditures
decreases.

During  the nine-months ended September 30,  1997,  the
Partnership  incurred approximately  $772,000  (net  of
contributions  by the minority interest) primarily  for
tenant-related capital expenditures at Greenway  Pointe
(approximately  $364,000)  and  2600  Michelson   Drive
(approximately $320,000); no other individual property accounted for a significant portion of the remaining expenditures.

The   Partnership  also  incurred  approximately   $0.7
million and $2.7 million for repairs of the fire and life safety systems at 401 East Ontario Street in the three- and nine-month periods ended September 30, 1997.
The repair project has been substantially completed as of September 30, 1997, and the total repair costs are expected to be approximately $3.7 million, of which approximately $3.6 million has been incurred to date.
The Partnership also incurred approximately $197,000 of legal costs in 1997 in connection with its lawsuits to recover its costs to repair the concrete exterior walls
(completed 1996) and the fire and life safety  systems.
The Partnership is currently engaged in settlement discussions with certain parties to the litigation.
          DEAN WITTER REALTY YIELD PLUS, L.P.

During the nine-month period ended September 30, 1997, interest from the participating mortgage loan and cash flow from operations of real estate owned (net of minority interest share), except for repair costs at 401 East Ontario Street, exceeded distributions to investors. The Partnership funded the repair costs and capital expenditures from cash flow from operations and cash reserves.

As   of   September  30,  1997,  the  Partnership   has
commitments to contribute approximately $327,000 for lease-related capital expenditures at the Michelson
($187,000) and Greenway Pointe ($140,000) properties.

On October 27, 1997, the Partnership negotiated a settlement with the owner/borrower of the participating mortgage loan, who had filed a voluntary petition under Chapter 11 of the U.S. bankruptcy code in October 1996.
See Note 2 to the consolidated financial statements.

The cash flow generated from the lease of the garage at the One Congress Street property is projected to be sufficient to pay the debt service due under the first mortgage loan on the property.

The  lease at the One Congress Street property with the
General  Services  Administration  ("GSA"),  the   sole
tenant  of  the  office space at the property,  expired
July 31, 1997. GSA continues to occupy its remaining office space, and GSA and the owner/borrower are negotiating a new lease. If the negotiations with the GSA are not successful, there may be a significant amount of time before a new tenant is found for this space, and the rent to be received from a new tenant and, as a result, the Partnership's cash flow from the property may significantly decrease.

Until  a  new lease is signed with GSA at One  Congress
Street, the Partnership can not determine the amount of
operating  cash  flow  it will  receive  from  the  One
Congress Street property during the remainder  of  1997
and in 1998, and the amount of tenant improvements it will need to fund. If the Partnership incurs cash shortfalls in the future, the Partnership will use its cash

          DEAN WITTER REALTY YIELD PLUS, L.P.

reserves  to  fund  a portion of cash distributions  to
investors   and   it   might  need   to   reduce   cash
distributions.

Other  assets  decreased during the  nine-month  period
ended   September  30,  1997  primarily  due   to   the
application of cash held in escrow in accordance with the terms of the Deptford mortgage note payable against principal of the note by the lender when the note matured in September 1997.

Except as discussed above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

On  October  29,  1997,  the Partnership  paid  a  cash
distribution of $.13 per Unit to Limited Partners.  The
cash distribution aggregated $1,286,996 with $1,158,296
distributed   to   Limited   Partners   and    $128,700
distributed to the General Partners.

Operations

Fluctuations in the Partnership's operating results for the three- and nine-month periods ended September 30, 1997 compared to 1996 are primarily attributable to the following:

Rental  revenue at the 401 East Ontario Street property
increased  by $314,000 and $476,000 during  the  three-
and   nine-month  periods  ended  September  30,  1997,
respectively, compared to 1996, primarily due to the end of rental concessions and free rent granted to tenants while significant repairs were being performed at the property. As discussed above, all repair work at the property was substantially completed as of September 30, 1997. Also, rental rates for certain apartment types at the property were raised twice during the year.

Interest on the participating mortgage loan decreased in 1997 compared to 1996 due to reserves of accrued but uncollected interest as described above.
          DEAN WITTER REALTY YIELD PLUS, L.P.

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

Property  operating expenses decreased in 1997 compared
to  1996  primarily as a result of higher  expenditures
for  repairs and related litigation at 401 East Ontario
Street  during 1996.  During the three- and  nine-month
periods  ended  September 30, 1997,  the  total  repair
costs   were  $810,000  and  $2,995,000,  respectively;
during   the   three-  and  nine-month  periods   ended
September 30, 1996, these costs were $2,123,000 and $4,428,000, respectively.

Interest expense decreased in 1997 compared to 1996 due to the extinguishment of the mortgage note payable relating to the Genessee Crossing shopping center in August 1997. See Note 2 to the consolidated financial statements.

During the third quarter of 1996, the Partnership recorded a loss on the impairment of its participating mortgage loan.

During  the  third  quarter of  1997,  the  Partnership
recognized    an    extraordinary   gain    from    the
extinguishment   of   the   mortgage    note    payable
collateralized   by  the  Genessee  Crossing   shopping
center.   See  Note  2  to  the consolidated  financial
statements.

There were no other individually significant factors which caused changes to revenues or expenses.

A  summary  of  the  office,  retail,  residential  and
research  and  development building markets  where  the
Partnership's   properties   are   located,   and   the
performance of each property is as follows:

          DEAN WITTER REALTY YIELD PLUS, L.P.

During  the third quarter of 1997, the vacancy rate  in
the  research  and development market of Columbia,  MD,
the location of Greenway Pointe, remained at 6%.  Also,
rental  rates are increasing in this market, and  there
is  no  significant new construction.  During the third
quarter of 1997, occupancy at the property remained  at
100%.  Leases totaling 31% of the property's space  are
scheduled  to  expire in 1998.  In  October  1997,  the
Partnership agreed to sell this property.  See  Note  2
to the consolidated financial statements.

The luxury residential sub-market in Chicago, IL, the location of the 401 East Ontario property, continues to be strong. It has a current vacancy rate of less than 4%, and rental rates are increasing. During the third quarter of 1997, occupancy at the property increased to 87% as a result of increased marketing efforts and the completion of the above-mentioned repairs of the fire and life safety systems.

During  the  third quarter of 1997, the market  vacancy
rate  for  class A office space in Irvine,  California,
the   location  of  2600  Michelson  Drive,   decreased
slightly to 14%.  Rental rates have increased  in  this
market  because  of  the continued  strong  demand  for
quality  class A space and the lack of significant  new
construction.  During  the  third  quarter   of   1997,
occupancy at the property increased to 95%. Leases on approximately 26% and 17% of the space at the property expire in 1998 and 1999, respectively.

During  the third quarter of 1997, the downtown  Boston
office  market,  the location of One  Congress  Street,
continued  to  strengthen  and  experienced  a   slight
increase in rental rates.  There is no significant  new
construction in this market.  As discussed  above,  GSA
is  the  sole tenant of the office space, which is  70%
occupied at September 30, 1997.  The owner/borrower  is
negotiating a new lease with GSA because GSA's existing
lease  expired  July 31, 1997. GSA still  occupies  its
space  while  it  negotiates a new  lease.   Also,  the
retail space, which is not a significant portion of the
overall   space,  remained  substantially   vacant   at
September 30, 1997.


          DEAN WITTER REALTY YIELD PLUS, L.P.

During  the third quarter of 1997, the vacancy rate  in
the retail market in Deptford, New Jersey, the location
of  Deptford Crossing, remained at 5%.  There  are  two
retail  developments which opened in the second quarter
of   1997  and  two  retail  developments  planned  for
construction  in the near future.  This space  will  be
primarily occupied by large "big box" tenants, and  the
Partnership  anticipates  that  the  new  centers  will
benefit  the  tenants at Deptford Crossing because  the
new  retailers  will increase consumer traffic  in  the
Deptford  market.   During the third quarter  of  1997,
occupancy   at  the  property  remained  at   77%.   No
significant amount of leases expire before 2001.

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

          (b)   Report on Form 8-K.
               None.
          DEAN WITTER REALTY YIELD PLUS, L.P.

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


                            DEAN WITTER REALTY YIELD
PLUS,                              L.P.

                         By:  Dean Witter Realty Yield
Plus                               Inc.
                            Managing General Partner


Date:                    November 14, 1997   By:  /s/E.
Davisson Hardman, Jr.
                         E. Davisson Hardman, Jr.
                         President

Date:                    November 14, 1997   By:
/s/Lawrence Volpe
                         Lawrence Volpe
                         Controller
                         (Principal Financial and
Accounting Officer)
          DEAN WITTER REALTY YIELD PLUS, L.P.

           Quarter Ended September 30, 1997

                     Exhibit Index




Exhibit No.              Description

   27                    Financial Data Schedule



























                          E1