Form 10-K/A
period 1996-12-31
DEAN WITTER REALTY YIELD PLUS L P
filed 1998-03-31
CIK 810116

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

Title of each className of each exchange on which registered
       None                        None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not Applicable
            DOCUMENTS INCORPORATED BY REFERENCE
                                                             None
ITEM  14.   EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND
REPORTS ON
        FORM 8-K

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

DEAN WITTER REALTY YIELD PLUS, L.P.

By: Dean Witter Realty Yield Plus Inc.
    Managing General Partner


By: /s/E. Davisson Hardman, Jr.             Date:  March 27,
1998
    E. Davisson Hardman, Jr.
    President


By: /s/Lawrence Volpe                       Date:  March 27,
1998
    Lawrence Volpe
    Controller
    (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY YIELD PLUS INC.
Managing General Partner

/s/William B. Smith                       Date:   March  27,
1998
William B. Smith
Chairman of the Board of Directors

/s/E.  Davisson Hardman, Jr.               Date:  March  27,
1998
E. Davisson Hardman, Jr.
Director

/s/Lawrence Volpe                         Date:   March  27,
1998
Lawrence Volpe
Director

/s/Ronald  T. Carman                       Date:  March  27,
1998
Ronald T. Carman
Director
DEAN WITTER REALTY YIELD PLUS, L.P.
Two World Trade Center
New York, New York 10048



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549


Ladies and Gentlemen:

Attached  is Registrant's Form 10-K/A by which the financial
statements  of  GCGA  Limited  Partnership  are   filed   as
financial statement schedules to Registrant's annual report on Form 10-K for the year ended December 31, 1996.


                                   Very truly yours,

                              DEAN WITTER REALTY YIELD PLUS,
L.P.

                         By:  Dean Witter Realty Yield Plus,
Inc.
                              Managing General Partner



                            By:     /s/   C.   M.    Charrow
Charles M. Charrow
                              Assistant Controller