Form 10-K
period 1997-12-31
DEAN WITTER REALTY YIELD PLUS L P
filed 1998-03-31
CIK 810116

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1997

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

The proceeds from the offering were used to make investments in six participating mortgage loans and land leases secured by interests in two retail properties, two office buildings, one residential property, and an office and parking garage complex. Additionally, proceeds were used to make an investment in a short-term loan secured by eleven partnership interests. The Partnership subsequently acquired ownership interest in the real estate securing all of the foregoing loans through foreclosure or through transfers of ownership in lieu of foreclosure. The Partnership sold three shopping centers in 1995 and one office building in 1997, and lost five shopping centers through foreclosure by first mortgage lenders in 1994 and one in 1997. In December 1997, the partnership which owns the Michelson office property agreed to sell the property; closing is expected to occur in April 1998. The Partnership's remaining properties are described in Item 2 below.
The Partnership currently plans to market for sale its remaining real estate interests in 1998, with the objective of completing sales of such interests by the end of 1998. There is no assurance that the Partnership will be able to achieve this objective.

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

ITEM 2.  PROPERTIES

The Partnership's principal offices are located at Two World
Trade Center, New York, New York 10048. The Partnership has no other offices.

As of December 31, 1997, the Partnership owned directly or through a partnership interest the following interests in real estate. Generally, the leases pertaining to the properties provide for pass-throughs to the tenants of their pro-rata share of certain operating expenses. In the opinion of the Managing General Partner, all of the properties are adequately covered by insurance.

                  Date of  Initial Net Rentable
     Property,  Completion/        Investment2        Area
Ownership of
Location and Type         Acquisition1         ($000)  (000
sq. ft.)          Land & Improvements
401 East Ontario Street    1990/1992         $37,000   395
apts            100% through interests
 Chicago, IL                                 in general
partnerships
 luxury residential                               and
corporations.
  building

Michelson       1986-89/1990        $36,000  390  50.81%
general
 Irvine, CA                                  partnership
interest.3
 3 office buildings

Deptford Crossing          1991/1992         $18,291   200
100% through interests
 Deptford, NJ                                in general
partnerships
 shopping center                                  and
corporations.

One Congress Street4       1990,91/1997      $19,500
office-246      58% general partner-
 Boston, MA                          retail-37    ship
interest.5
 office building and
  garage

Pine Ridge, Flint, MI      N/A/1994 $138     2.8 acres 100%
through interests
 unimproved land                                  in general
partnerships
                                             and
corporations.

Military Crossing          N/A/1994 $300     .6 acres  100%
through interests
 Norfolk, VA                                 in general
partnerships
 unimproved land                                  and
corporations.

_________________________

1.Acquisition date is date of foreclosure or in-substance foreclosure.

2.The lower of estimated fair value of property or net carrying value of loan at acquisition date.

3.Dean Witter Realty Yield Plus II, L.P. ("Yield Plus II"), an affiliate of the Partnership, owns the remaining
  49.19% general partnership interest. The total cost of the property was approximately $71 million.

4.Property  is  subject to a mortgage loan.   In  1997,  the
  Partnership  acquired an equity interest in the  property.
  See Note 6 to the consolidated financial statements.

5.Yield  Plus  II owns the remaining 42% general partnership
  interest.   The  total net carrying value of  the  general
  partnership   interest   at  the  acquisition   date   was
  approximately $33.4 million.

Each property was built with on-site parking facilities.

An affiliate of Realty was the property manager for Greenway
Pointe  (sold  in  1997), Michelson, Deptford  Crossing  and
Genessee Crossing (foreclosed upon in 1997) in 1997.

Further information relating to the Partnership's properties is included in Item 7 and Notes 4, 5, 6 and 7 to the consolidated financial statements in Item 8 below.

ITEM 3.  LEGAL PROCEEDINGS

On December 27, 1995, a purported class action lawsuit (the "Grigsby Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner and Associate General
Partner), Realty, Dean Witter Reynolds Inc. ("DWR") and others as defendants was filed in Superior Court in California. The complaint alleged fraud, negligent misrepresentation, intentional and negligent breach of fiduciary duty, unjust enrichment and related claims and sought compensatory and punitive damages in unspecified amounts and injunctive and other equitable relief. The defendants removed the case to the United States District Court for the Southern District of California. Pursuant to an order of the U.S. District Court for the Southern District of California entered May 24, 1996, the Grigsby Action was transferred to the U.S. District Court for the Southern District of New York. The case was dismissed by stipulation of the parties dated March 6, 1997 and refiled and consolidated with the Consolidated Action (as defined below).

On February 14, 1996, a purported class action lawsuit (the "Schectman Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, Dean Witter, Discover & Co. ("DWD") and DWR as defendants was filed in the Chancery Court of Delaware for New Castle County (the "Delaware Chancery Court"). On February 23, 1996, a purported class action lawsuit (the "Dosky Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, DWD, DWR and others as defendants was filed in the Delaware Chancery Court. On February 29, 1996, a purported class action lawsuit (the "Segal Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, DWR, DWD and others as defendants was filed in the Delaware Chancery Court. On March 13, 1996, a purported class action lawsuit (the "Young Action") naming the partnership, other unidentified limited partnerships, DWD, DWR and others as defendants was filed in the Circuit Court for Baltimore City in Baltimore, Maryland. The defendants removed the Young Action to the United States District Court for the District of Maryland.
Thereafter, the Schectman Action, the Dosky Action and the Segal Action were consolidated in a single action (the "Consolidated Action") in the Delaware Chancery Court. The Young Action was dismissed without prejudice. The plaintiffs in the Young Action joined the Consolidated Action.

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

As of March 17, 1998, there were 15,505 holders of limited partnership interests.

The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make quarterly distributions of cash to its partners. Pursuant to the Partnership Agreement, distributable cash, as defined, is paid 90% to the Limited Partners and 10% to the general partners (the "General Partners"). Pursuant to the Partnership Agreement, $1,239,345 of the General Partner's share of such net cash flow distributable to them through December 31, 1990, was deferred subject to receipt by the Limited Partners of an 8% annual return on their invested capital through that date.

During the year ended December 31, 1997, the Partnership paid cash distributions aggregating $1.71 per Unit (including a December 1997 distribution of approximately $1.19 (a total of $10,602,566) of proceeds from the sale of the Greenway Pointe property). Total distributions were $15,750,550, with $15,235,751 distributed to the Limited Partners and $514,799 to the General Partners. The distribution of proceeds from the Greenway Pointe property sale was paid 100% to the Limited Partners; the General Partners deferred receipt of any proceeds. During the year ended December 31, 1996, the Partnership paid cash distributions aggregating $1.26 per Unit (including approximately $.72 (a total of $6,414,961) of proceeds from the sale of certain retail properties sold in December 1995 (the "1995 Shopping Centers")). The total distributions amounted to $11,760,832, with $11,226,245 distributed to the Limited Partners and $534,587 distributed to the General Partners. The distribution of proceeds from the sale of the 1995 Shopping Centers was paid 100% to Limited Partners; the General Partners deferred receipt of any proceeds.

On   January   28,  1998,  the  Partnership  paid   a   cash
distribution of $.124 per Unit. The total distribution was $1,227,596, with $1,104,836 distributed to Limited Partners and $122,760 distributed to the General Partners.

The Partnership anticipates making regular distributions to its partners in the future. Future cash distribution levels will fluctuate based on cash flow generated by the Partnership's remaining property interests and proceeds received from property sales.

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

Taxable income generally will be allocated to the partners in proportion to the distribution of distributable cash or sale or financing proceeds, as the case may be (or 90% to the Limited Partners and 10% to the General Partners if there is no distributable cash or sale or financing proceeds). At a minimum, the General Partners must be allocated at least 1% of the taxable income from a sale or financing. Tax losses, if any, will be allocated 90% to the Limited Partners and 10% to the General Partners.

ITEM 6.  SELECTED FINANCIAL DATA

The following sets forth a summary of selected financial data for the Partnership:

             DEAN WITTER REALTY YIELD PLUS, L.P.

 For the years ended December 31, 1997, 1996, 1995, 1994 and
                            1993

                     19971                19962        19953
1994            1993
Total  revenues        $ 24,706,819       $  20,071,013    $
34,399,506  $ 29,051,935       $ 21,141,666

Income (loss)
 before extra-
  ordinary  item       $  6,322,426       $  (1,785,073)   $
1,343,582   $  4,024,6464      $ (7,155,221)4

Extraordinary item   $    548,3955      $       - $        -
$    626,3756        $       -

Net  income  (loss)    $  6,870,821       $  (1,785,073)   $
1,343,582   $  4,651,0214      $ (7,155,221)4

Per Unit of
 limited
 partnership
 interest:
  Income (loss)
  before extra-
   ordinary  item      $       .69        $       (.18)    $
 .17         $       .41        $      (.72)

  Extraordinary
    item      $       .06        $       - $        -      $
 .06         $       -

  Net income
     (loss)     $        .75         $       (.18)         $
 .17         $       .47        $      (.72)

Cash distribution
 paid per Unit
 of limited
 partnership
   interest7   $       1.718        $        1.269         $
 .60         $       .60        $       .60

Total assets at
   December   31           $107,962,275         $126,752,827
$141,753,976         $195,810,917       $175,847,369

Long-term debt due
   after  one  year       $  10,566,268        $       -   $
19,823,736  $ 66,887,850       $ 45,554,079
__________________

1.Revenues, income before extraordinary item and net  income include reserves of $1.6 million of accrued but unpaid interest on the participating mortgage loan, and $5.2 million gain on sale of the Greenway Pointe property.

2.Revenues  and  loss include reserves of  $0.7  million  of accrued but unpaid interest on the participating mortgage loan, and net loss also includes a $1.0 million impairment loss on principal of the participating mortgage loan.

3.Revenues  and income include a $3.3 million gain  on  sale of  the 1995 Shopping Centers and income is net of a  $6.9 million loss on impairment of real estate.

4.Income (loss) includes a $12.9 million impairment loss in 1993 on the principal of the One Congress Street mortgage loan, and a $1.7 million impairment loss in 1994 relating to principal on the same loan.

5.Represents   gain  on  extinguishment  of   debt   through
  foreclosure.

6.Represents gain on refinancing of debt.

7.Distributions paid to Limited Partners represents  returns of  capital,  calculated as the excess of cash distributed
  per   Unit   over  accumulated  earnings  per   Unit   not
  previously distributed.

8.Includes approximately $1.19 per Unit of proceeds from sale of the Greenway Pointe property.

9.Includes approximately $0.72 per Unit of proceeds from the sale of the 1995 Shopping Centers.

The above financial data should be read in conjunction with the consolidated financial statements and the related notes in Item 8.
             DEAN WITTER REALTY YIELD PLUS, L.P.

ITEM 7.                  MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND     RESULTS OF
OPERATIONS

Liquidity and Capital Resources

The   Partnership  raised  $178,199,380  through  a   public
offering which terminated in 1987. The Partnership has no plans to raise additional capital.

The Partnership originally invested in seven loans and land leases. Due to the past weakness in real estate markets, most of the properties did not generate sufficient cash flow to fully service their debt. As a result, the Partnership acquired all of the properties in which it originally invested. No additional investments are planned.

As described in Note 6 to the consolidated financial statements, on October 27, 1997, the Partnership and Dean Witter Realty Yield Plus II, L.P. ("Yield Plus II"), an affiliate, jointly acquired the controlling ownership interest on the owner/borrower on the One Congress Street property, and began accounting for their interests in the property on the equity method. The Partnership and Yield Plus II continue to receive 100% of the cash flow and economic benefits from the property.

The Genessee Crossing retail center was foreclosed upon in 1997. Partnership cash flow from this property were approximately $74,000 and $231,000 in 1997 and 1996,
respectively.   (See  Note 4 to the  consolidated  financial
statements).

In November 1997, the Partnership sold the Greenway Pointe property. Partnership cash flow from this property was approximately $780,000 and $868,000 in 1997 and 1996, respectively. On December 5, 1997, the Partnership distributed the net proceeds from the sale of approximately $10,600,000 ($1.19 per Unit). The distribution was paid 100% to Limited Partners.

In December 1997, the partnership which owns the Michelson property (in which the Partnership is a 50.81% general partner) has entered into an agreement to sell the property for approximately $64 million, of which the Partnership's share is approximately $32.5 million. Closing is expected to occur in April 1998. Partnership cash flow from this property was approximately $1,947,000 and $2,373,000 in 1997 and 1996, respectively.

The  Managing  General  Partner has engaged  a  real  estate broker  to  market  for  sale the 401  East  Ontario  Street property, and believes that, barring a change in circumstances, it will market for sale the Deptford Crossing and One Congress Street properties in 1998. However, there can be no assurance that these properties will be sold.

In December 1997, the Partnership obtained a $11.5 million revolving credit facility, and borrowed approximately $10.6 million thereunder to repay the mortgage loan on the Deptford Crossing property. Borrowings under the revolving credit facility mature on December 31, 1999 and are secured by a mortgage on the 401 East Ontario Street property. See
Note 7 to the consolidated financial statements.

Employment   growth,   especially  in  the   communications,
technology and financial services industries, has increased demand for space in many office markets. Such increasing demand  and  a controlled amount of speculative construction
has   resulted  in  falling  vacancies  and  rising   rents.
Improved property performance along with an influx of capital from REITs, pension funds and foreign investors is increasing property values. Some office markets, especially suburban markets, are faring better than others and, in certain areas, improved market conditions can support new construction. In 1997, the office vacancy rate in the downtown financial markets and government center of Boston (the location of One Congress Street) decreased to 5% and rental rates in this market increased. In Orange County, CA (the location of the Michelson property), the strong demand for quality office space combined with a lack of new construction increased rental rates significantly in 1997.
In   the   retail  sector,  an  oversupply  of   space   and
consolidation among retailers continued to lessen the demand for retail space, and many outdated properties are being
redeveloped   in   order  to  compete  with   newer   retail
properties. The abundance of available retail space and sub-lease space offered by retailers (usually at lower rents) has exerted downward pressure on rents in many markets. However, in 1997, the vacancy rate in the retail market in Deptford, NJ, the location of the Deptford Crossing shopping center was 5%. Although investment interest for retail properties has waned somewhat, REITs continue to purchase
retail   properties  nationwide.   The  vacancy   rate   for
apartment buildings in the downtown Chicago area, the location of the 401 East Ontario Street property, remained at 4% in 1997, and apartment values in this market increased significantly in 1997.

Currently, the Partnership's liquidity is primarily affected by sales of the Partnership's properties; as properties are sold, the Partnership has fewer income-producing investments, Partnership cash from operations decreases and Partnership distributions will decline. As a result of the decrease in operating cash flow caused by the sale of the Greenway Pointe property, the Partnership reduced its fourth quarter cash distribution (paid January 1998) from $0.13 per Unit to $0.124 per Unit. Future cash distribution levels will fluctuate based on operating cash flow generated by the Partnership's remaining properties and proceeds received from future property sales.

The Partnership's liquidity also depends upon the cash flow from operations of its remaining owned real estate, distributions from its investment in unconsoldiated partnership and expenditures for building improvements, tenant improvements and leasing commissions in connection with the leasing of space. During 1997, all of the Partnership's properties, except for the One Congress Street property, generated positive cash flow from operations, and it is anticipated that the Partnership's remaining properties will continue to generate positive cash flow from operations in 1998. As described in Note 6 to the consolidated financial statements, GCGA did not pay approximately $1,560,000 of its 1997 minimum debt service to the Partnership while in bankruptcy.

During 1997, the Partnership incurred approximately $905,000 (net of contributions by the minority interest) primarily for tenant-related capital expenditures at the Greenway Pointe (approximately $385,000) and Michelson (approximately $340,000) properties; no other individual property accounted for a significant portion of the remaining expenditures.

The Partnership also incurred approximately $2.75 million for repairs of the fire and life safety systems at 401 East Ontario Street in 1997. The repair project was substantially completed in the third quarter of 1997 and all costs were paid by December 31, 1997. In connection with its lawsuits to recover these costs and its costs to repair the concrete exterior walls (completed 1996), the Partnership incurred approximately $425,000 of legal costs in 1997. In March 1998, the Partnership received $1.2 million pursuant to a settlement with the architect and engineer of the property. The Partnership is continuing its litigation against other contractors who worked on construction of the property. See Note 4 to the consolidated financial statements.

Subsequent to October 27, 1997, GCGA renewed the lease of the Government Services Administration ("GSA"), the sole tenant of the office space at the One Congress Street property. The lease, which is effective August 1, 1997 and covers approximately 70% of the office space at the property, expires on July 31, 2006, subject to GSA's right to terminate its lease, in whole or in part, after July 31, 2002. The rental rates during the first four years of the new lease are less than the rental rates in the last two years of the expired lease. The new lease requires the Partnership and Yield Plus II to fund tenant improvements aggregating between $862,500 and $1,687,500; any amount funded over $862,500 will be repaid monthly by GSA over five years plus interest at 8%. In addition, the Partnership and Yield Plus II will be required to fund leasing commissions relating to the new lease of up to $1,125,000. The Partnership's 58% share of the maximum amount of the above-mentioned tenant-related expenditures is approximately $1,631,000 (of which $478,500 would be repaid by GSA, as discussed above); the Partnership did not pay any of these expenditures in 1997.

As of December 31, 1997, the Partnership has commitments to contribute approximately $200,000 for lease-related capital expenditures at Michelson property.

During 1997, cash flow from operations of real estate owned (net of minority interest share and excluding proceeds from the sale of real estate) and interest received from the participating mortgage loan exceeded distributions to investors (excluding the distribution of proceeds from the propety sale) and capital expenditures. The Partnership funded the 401 East Ontario Street repair and litigation costs from cash flow from operations and cash reserves.

In 1998, the Partnership expects that cash flow from operations of its real estate, distributions from the unconsolidated partnership and the above-described $1.2 million litigation settlement will exceed distributions to investors (other than distributions of cash reserves and net proceeds from property sales); the Partnership expects to fund capital expenditures and contributions to the unconsolidated partnership from operating cash flows and cash reserves. In 1998, the Partnership expects to distribute a portion of its cash reserves to investors. Other assets decreased during 1997 primarily due to the application of $368,000 cash held in escrow against principal of the Deptford mortgage loan and by $163,000 as a result of the disposition of the Genessee Crossing and Greenway Pointe properties.

On January 28, 1998, the Partnership paid the fourth quarter 1997 cash distribution to Limited Partners. The cash distribution aggregated $1,277,596 with $1,104,836 distributed to Limited Partners and $122,760 distributed to the General Partners.

Except as discussed above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations

Fluctuations in the Partnership's operating results for  the year  ended  December 31, 1997 compared  to  1996  and  1996
compared   to  1995  are  primarily  attributable   to   the
following:

Rental revenue at the 401 East Ontario Street property increased in 1997 compared to 1996 by approximately $932,000 because of the discontinuance of rental concessions and free rent granted to tenants while repairs were being performed at the property, and because rental rates for certain apartment types at the property were raised during the year. The increased rental revenue at 401 East Ontario Street was partially offset by the loss of approximately $599,000 of rental income from the Genessee Crossing Shopping Center after it was foreclosed upon in August 1997.

Rental income decreased in 1996 compared to 1995 primarily due to the absence in 1996 of rents of approximately $8.7 million from the Hampton Village Centre, Farmington Crossroads and Midway Crossing Shopping Centers (collectively, the "1995 Shopping Centers"), which were sold in 1995. Rent also decreased at 401 East Ontario Street by approximately $1.2 million due to lower occupancy and rent concessions granted to tenants while repairs at the property were being performed.

The  gains on sale of real estate resulted from the November
1997  sale of the Greenway Pointe property and the  December
1995 sale of the 1995 Shopping Centers.

Interest on the One Congress Street participating mortgage loan decreased in 1997 compared to 1996 because $1,560,000 of reserves of accrued but uncollected interest was recognized from January 1, 1997 to October 27, 1997 (when the Partnership obtained control of the property) compared to $660,000 in 1996. Effective October 27, 1997, the Partnership stopped accruing interest on the participating mortgage loan and began recognizing its share of income from the property using the equity method of accounting.

The decrease in interest income from the participating mortgage loan in 1996 compared to 1995 resulted from reserves of accrued but uncollected interest of $660,000 in 1996.

Interest income on short-term investments decreased in 1997 compared to 1996 because the Partnership funded a significant portion of capital expenditures and the repairs at the 401 East Ontario Street property from cash reserves and, accordingly, had less cash available for investment in 1997.

No individual factor accounted for a significant portion of the increase in other income in 1997 compared to 1996.
Other income decreased in 1996 compared to 1995 primarily because of the absence in 1996 of a lease termination fee received at the Michelson property in 1995.

Property operating expenses decreased in 1997 compared to 1996 primarily because expenditures for the above-described repairs at 401 East Ontario Street were approximately $2,750,000 in 1997, compared to $4,850,000 in 1996. This decrease was partially offset by an increase in real estate taxes at the Michelson property in 1997 caused by the absence of real estate tax refunds (the Partnership received $508,000 of such refunds in 1996).

Property operating expenses at 401 East Ontario Street increased in 1996 compared to 1995 by approximately $3.2 million primarily as a result of higher expenditures for repairs. This increase was offset by the absence of operating expenses of approximately $3 million relating to the 1995 Shopping Centers.

No individual factor accounted for a significant change in depreciation and amortization expenses in 1997 compared to 1996. Depreciation decreased in 1996 compared to 1995 primarily due to the absence in 1996 of depreciation of approximately $801,000 from the 1995 Shopping Centers. This decrease was partially offset by increased depreciation at the Michelson property resulting from increased capital expenditures.

Interest expense decreased by $314,000 in 1997 compared to 1996 because of the foreclosure on the Genessee Crossing shopping center in August 1997. This decrease was partially offset by an increase in the interest rate on the Deptford Crossing mortgage loan between the September 15, 1997 maturity  date  of  the  note  and  the  December  30,  1997 repayment of the note.

Interest expense decreased in 1996 compared to 1995 due to the absence in 1996 of interest of approximately $2.9 million due to the repayments in the fourth quarter of 1995 of debt relating to the 1995 Shopping Centers, loans payable to affiliates and banks and the partial paydown of the Deptford Crossing mortgage loan.

General  and  administrative  expenses  decreased  in   1997
compared to 1996 and increased in 1996 compared to 1995 primarily due to additional costs incurred during the first quarter of 1996 related to the sale of the 1995 Shopping Centers. General and administrative expenses decreased by approximately $260,000 in the fourth quarter of 1997 because, as part of the October 27, 1997 settlement with GCGA, GCGA reimbursed the Partnership for approximately $115,000 of legal fees the Partnership had previously paid relating to the settlement and paid all of the Partnership's remaining unpaid legal bills concerning the settlement.

Losses on impairments of real estate and investments in participating mortgage loans consisted of the provisions for losses on the Deptford Crossing property in 1995 and the One Congress Street participating mortgage loan in 1996. See Notes 4 and 6 to the consolidated financial statements.

A summary of the office, retail, residential and research and development building markets where the Partnership's properties are located, and the performance of each property is as follows:

The luxury residential sub-market in Chicago, IL, location of the 401 East Ontario property, continues to be strong. In 1997, the vacancy rate in this market remained at 4% and rental rates increased. During 1997, average occupancy at the property was 85%, and, at December 31, 1997, occupancy was 93% compared to 83% at the prior year-end. Occupancy at the property increased as a result of the completion of repairs of the fire and life safety systems and increased marketing efforts.

During 1997, the market vacancy rate for class A office space in Irvine, California, the location of 2600 Michelson Drive, decreased from 16% to below 14%. Rental rates increased in this market in 1997 because of continued strong demand and a lack of significant new construction. uring 1997, average occupancy at the property was 93%, and, at December 31, 1997, occupancy was 94% compared to 93% at the prior year-end. The lease of AVCO Financial (for approximately 22% of the property's space) expires in 2002; however, the tenant has a one-time option to terminate its lease in 1999. The property is leased to 42 other tenants, none of which individually occupy more than 10% of the property's space. Leases covering approximately 27% and 14% of the space expire in 1998 and 1999, respectively. The Partnership has agreed to sell this property; see Note 5 to the consolidated financial statements.

During 1997, the downtown Boston office market, the location of One Congress Street, continued to strengthen and rental rates increased. There is no significant new construction in this market. Effective August 1, 1997, GSA renewed its lease (for approximately 70% of the office space) through at least July 31, 2002. The remaining 30% of the office space has been vacant since GSA terminated a portion of its expired lease in August 1996. The lease for 100% of the parking lot space at the property with Kinney Systems, Inc. expires in 2003. In both 1997 and 1996, the retail space, which is not a significant portion of the overall space, remained substantially vacant.

The retail market in Deptford, New Jersey, the location of Deptford Crossing, currently has a vacancy rate of 5%. There are two retail developments which opened in the second quarter of 1997 and two developments planned for construction in the near future in this market. This space will be occupied primarily by large "big box" tenants. The Partnership anticipates that the new centers will benefit the tenants at Deptford Crossing because the new retailers will increase consumer traffic in the market. During 1997, average occupancy at the property was 78%, and, at December 31, 1997, occupancy was 77%, compared to 83% at the prior year-end. Tenants occupying 10% or more of the property's space include T.J. Maxx (16%), Marshalls (14%), Office Max (13%) and Petsmart (10%); their leases expire in 2001, 2002, 2002 and 2003, respectively. The property is leased to eleven other tenants, none of which individually occupy more than 10% of the space. No significant amount of leases expire before 2001.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



         DEAN WITTER REALTY YIELD PLUS, L.P.


                        INDEX


(a)                   Financial                   statements
Page
Independent Auditors' Report                           20
Consolidated  Balance Sheets at December 31, 1997  and  1996
21
Consolidated Statements of Operations for the years ended
 December 31, 1997, 1996 and 1995                      22
Consolidated Statements of Partners' Capital for the years
  ended December 31, 1997, 1996 and 1995               23
Consolidated Statements of Cash Flows for the years ended
 December 31, 1997, 1996 and 1995                      24-25
Notes to Consolidated Financial Statements             26-40



(b) Financial statement schedule

Real Estate and Accumulated Depreciation       III     49-51






All schedules other than those indicated above have been omitted because either the required information is not applicable or the information is shown in the financial statements or notes thereto.
Independent Auditors' Report


The Partners
Dean Witter Realty Yield Plus, L.P.

We have audited the accompanying consolidated balance sheets of Dean Witter Realty Yield Plus, L.P. and consolidated partnerships (the "Partnership") as of December 31, 1997 and 1996, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included financial statement schedule III. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dean Witter Realty Yield Plus, L.P. as of December 31, 1997 and 1996, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                 Deloitte & Touche LLP
                              /s/Deloitte & Touche LLP

New York, New York
March 24, 1998

               DEAN WITTER REALTY YIELD PLUS, L.P.

                   Consolidated Balance Sheets

                   December 31, 1997 and 1996

                                                  1997      1996
                             ASSETS
Real estate:
   Land                                                    $
6,267,858                                    $ 13,444,875
  Buildings  and improvements                     44,072,371
102,237,481
                                                  50,340,229
115,682,356
  Accumulated  depreciation                        5,847,422
18,386,846
                                                  44,492,807
97,295,510

Real  estate  held for sale                       36,896,371
-

Investment  in  unconsolidated partnership        19,721,195
-

Investment in participating mortgage loan, net of
   allowance  of  $15,549,278  in  1996                    -
18,995,382

Cash  and  cash equivalents                        4,584,786
6,799,320

Deferred  expenses,  net                             882,731
1,419,805

Other   assets                                     1,384,385
2,242,810

                                                $107,962,275
$126,752,827

                LIABILITIES AND PARTNERS' CAPITAL

Mortgage notes payable                       $ 10,566,268   $
19,726,496

Accounts payable and other liabilities          3,343,047
3,472,149

Minority interest                              18,544,593
19,166,086

                                               32,453,908
42,364,731
Partners' capital (deficiency):
 General partners                              (7,472,965)
(7,121,032)
 Limited partners ($20 per Unit, 8,909,969 issued
  and outstanding)                             82,981,332
91,509,128

   Total partners' capital                     75,508,367
84,388,096

                                             $107,962,275
$126,752,827


  See accompanying notes to consolidated financial statements.

               DEAN WITTER REALTY YIELD PLUS, L.P.
              CONSOLIDATED STATEMENTS OF OPERATIONS
           Years and December 31, 1997, 1996 and 1995
                                      1997      1996       1995
Revenues:
        Rental                                   $17,559,416
$17,014,283                        $27,033,215
 Gain on sale of real estate         5,242,166               -
3,334,036
  Interest  on  participating mortgage loan          697,153
2,098,555                            2,745,433
   Equity   in   earnings   of  unconsolidated   partnership
264,862                                  -         -
  Interest  on  short-term investments               178,585
476,051                                496,283
        Other                                        764,637
482,124                                790,539

                                                  24,706,819
20,071,013                          34,399,506

Expenses:
      Property      operating                     11,241,228
13,009,606                          12,942,778
        Depreciation                               3,673,145
3,918,119                            4,342,062
        Amortization                                 385,386
411,090                                547,318
        Interest                                   1,476,954
1,594,580                            5,794,644
     General    and    administrative                673,852
996,930                                786,283
 Losses on impairment of real estate and
   participating  mortgage loan             -        979,000
6,931,459

                                                  17,450,565
20,909,325                          31,344,544

Income (loss) before minority interests
     and     extraordinary    item                 7,256,254
(838,312)                            3,054,962

Minority        interests                            933,828
946,761                              1,711,380

Income  (loss)  before extraordinary  item         6,322,426
(1,785,073)                          1,343,582

Extraordinary item:
 Gain on extinguishment of debt through
  foreclosure                          548,395               -
-

Net     income    (loss)                     $     6,870,821
$(1,785,073)                       $ 1,343,582

Net income (loss) allocated to:
     Limited     partners                     $    6,707,955
$(1,606,566)                       $ 1,542,627
      General     partners                           162,866
(178,507)                             (199,045)
                                          $        6,870,821
$(1,785,073)                       $ 1,343,582

Per Unit of limited partnership interest:
 Income (loss) before extraordinary item     $       .69    $
(.18)                              $       .17
 Extraordinary item                        .06               -
-

  Net  income (loss)                 $        .75          $
(.18)                              $       .17
  See accompanying notes to consolidated financial statements.

               DEAN WITTER REALTY YIELD PLUS, L.P.

           Consolidated Statement of Partners' Capital

          Years ended December 31, 1997, 1996 and 1995

                                   Limited   General
                                   Partners  Partners      Total
Partners' capital (deficiency)
    at    January    1,   1995                  $108,145,292
$(5,614,897)                       $102,530,395

Net      income     (loss)                         1,542,627
(199,045)                             1,343,582

Cash       distributions                         (5,345,980)
(593,996)                            (5,939,976)


Partners' capital (deficiency)
    at    December   31,   1995                  104,341,939
(6,407,938)                          97,934,001

Net       loss                                   (1,606,566)
(178,507)                            (1,785,073)

Cash       distributions                        (11,226,245)
(534,587)                           (11,760,832)


Partners' capital (deficiency)
    at    December   31,   1996                   91,509,128
(7,121,032)                          84,388,096

Net        income                                  6,707,955
162,866                               6,870,821

Cash       distributions                        (15,235,751)
(514,799)                           (15,750,550)


Partners' capital (deficiency)
    at   December   31,   1997                $   82,981,332
$(7,472,965)                       $ 75,508,367










  See accompanying notes to consolidated financial statements.

               DEAN WITTER REALTY YIELD PLUS, L.P.
              Consolidated Statements of Cash Flows
          Years ended December 31, 1997, 1996 and 1995
                                         1997     1996       1995
Cash flows from operating activities:
  Net  income (loss)                    $6,870,821         $
(1,785,073)                         $  1,343,582
 Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Gain on sale of real estate         (5,242,166)              -
(3,334,036)
     Depreciation    and    amortization           4,058,531
4,329,209                              4,889,380
  Minority interests in earnings of consolidated
         partnerships                                933,828
946,761                                1,711,380
  Gain on extinguishment of debt        (548,395)              -
-
    Equity   in   earnings  of  unconsolidated   partnership
(264,862)                                  -         -
  Losses on impairment of real estate and
    participating mortgage loan             -        979,000
6,931,459
     Increase   in   deferred   expenses           (379,406)
(204,560)                               (593,204)
   Decrease (increase) in other assets               695,735
454,446                                 (802,195)
    Decrease  in  accounts  payable  and  other  liabilities
(90,608)                                           (777,135)
(366,257)

        Net    cash   provided   by   operating   activities
6,033,478                                          3,942,648
9,780,109
Cash flows from investing activities:
 Proceeds from sales of real estate, net of closing
  costs                               10,600,353               -
57,343,595
    Additions   to   real   estate                 (856,266)
(2,696,891)                             (821,485)
  Investment in unconsolidated partnership         (116,000)
-         -
  Investments  in  participating  mortgage  loan           -
-     (390,034)
  Release  of  cash in  escrow                  -          -
5,000,000

     Net cash provided by (used in) investing
            activities                             9,628,087
(2,696,891)                           61,132,076
Cash flows from financing activities:
     Cash     distributions                     (15,750,550)
(11,760,832)                          (5,939,976)
  Repayments of mortgage notes payable          (11,136,496)
(277,240)                            (37,711,141)
  Borrowings under mortgage note payable          10,566,268
-        -
 Minority interest in distributions from
      consolidated    partnerships               (1,884,766)
(2,297,113)                           (2,507,440)
 Contributions by minority interest to
      consolidated     partnerships                  329,445
949,483                                  489,992
 Repayments of bank loans                  -        -
(9,350,557)
 Repayments of loans from affiliates                 -        -
(1,726,524)

      Net cash used in financing activities     (17,876,099)
(13,385,702)                         (56,745,646)

(Decrease)   increase   in   cash   and   cash   equivalents
(2,214,534)                                     (12,139,945)
14,166,539

Cash   and   cash   equivalents   at   beginning   of   year
6,799,320                                         18,939,265
4,772,726

Cash and cash equivalents at end of year      $  4,584,786  $
6,799,320                           $ 18,939,265
                           (continued)

               DEAN WITTER REALTY YIELD PLUS, L.P.

              Consolidated Statements of Cash Flows

          Years ended December 31, 1997, 1996 and 1995
                           (continued)
                                         1997     1996       1995
Supplemental disclosure of cash flow information:
  Cash  paid for interest             $  1,476,954         $
1,594,580                           $  5,794,644


Supplemental disclosure of non-cash investing
 activities:
  Reclassification of real estate held for sale:
   Land                                       $  4,080,416  $
- $       -
   Building and improvements          45,012,801               -
-
   Accumulated depreciation          (12,196,846)              -
-

  Real estate held for sale         $ 36,896,371        $      -
$       -

  Acquisition of investment in unconsolidated
   partnership resulting from restructuring
   of participating mortgage loan:
      Investment in participating mortgage loan,  net      $
18,995,382                          $     -   $     -
     Deferred costs, net                 344,951              -
-

  Investment in unconsolidated partnership    $ 19,340,333  $
- $     -


Supplemental disclosures of non-cash
 financing activities:
  Extinguishment of debt and loss of real
  estate through foreclosure:
   Balance due on mortgage note payable       $  8,590,000  $
- $     -

   Write-off of real estate:
     Land                             (1,709,535)             -
-
     Building                         (6,830,465)             -
-
     Accumulated depreciation            565,640              -
-
                                       (7,974,360    )         -
-

   Decrease in other assets              (67,245)             -
-

  Gain  on extinguishment of debt due to foreclosure       $
548,395                             $     -   $     -





  See accompanying notes to consolidated financial statements.

             DEAN WITTER REALTY YIELD PLUS, L.P.

           Notes to Consolidated Financial Statements

                December 31, 1997, 1996 and 1995

1. The Partnership

Dean Witter Realty Yield Plus, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware in 1987 to invest in participating mortgage loans collateralized by income-producing properties. The Managing General Partner of the Partnership is Dean Witter Realty Yield Plus Inc., which is wholly-owned by Dean Witter Realty Inc. ("Realty").

The   Partnership   issued  8,909,969   units   of   limited
partnership  interests (the "Units") for  $178,199,380.   No
additional Units will be sold.

2. Summary of Significant Accounting Policies

The financial statements include the accounts of the Partnership, DW Columbia Gateway Associates, DW Michelson Associates, DW Lakeshore Associates, Deptford Crossing
Associates, DW Community Centers Limited Partnership, DW Maplewood Inc. and Hampton Crossing Associates (inactive in
1997) on a consolidated basis.

Effective October 27, 1997, the Partnership acquired a 58% general partnership interest in GCGA Limited Partnership ("GCGA"), the owner/borrower of the One Congress Street property, and began accounting for this investment using the equity method. See Note 6.

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

Real estate and the investment in unconsolidated partnership, all of which were acquired in settlement of loans, were recorded at the lower of the carrying value of the original loan or the estimated fair value of the real estate investment acquired at the date of foreclosure or in-substance foreclosure. Costs of improvements to real estate are capitalized and repairs are expensed. Depreciation is recorded on the straight-line method.

Cash and cash equivalents consist of cash and highly liquid investments with maturities, when purchased, of three months or less.

At least annually, and more often if circumstances dictate, the Partnership evaluates the recoverability of the net carrying value of its real estate and any related assets, including the real estate and related assets owned by the unconsolidated partnership. As part of this evaluation, the Partnership assesses, among other things, whether there has been a significant decrease in the market value of any of its properties. If events or circumstances indicate that the net carrying value of a property may not be recoverable, the expected future net cash flows from the property are estimated for a period of approximately five years (or a shorter period if the Partnership expects that the property may be disposed of sooner), along with estimated sales proceeds at the end of the period. If the total of these future undiscounted cash flows were less than the carrying amount of the property, the property would be written down to its fair value as determined (in some cases with the assistance of outside real estate consultants) based on discounted cash flows, and a loss on impairment recognized by a charge to earnings.

The Partnership also periodically evaluated the collectibility of both interest and principal of its investment in the participating mortgage loan to determine whether it was impaired. The mortgage loan was considered to be impaired when, based on then-current information and events, it was probable that the Partnership would be unable to collect all amounts due according to the existing contractual terms of the loan. When the mortgage loan was considered to be impaired, the Partnership established a valuation allowance which was equal to the difference between a) the carrying value of the loan, and b) the present value of the expected cash flows from the loan at its effective interest rate, or, for practical purposes, at the estimated fair value of the real estate collateralizing the loan.

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1997. The cash flows used to evaluate the recoverability of the assets and to determine fair value are based on good faith estimates and assumptions developed by the Managing General Partner. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs, which could be material, in subsequent years if real estate markets or local economic conditions change.

Deferred expenses consist of leasing commissions and, prior to October 27, 1997, origination fees in connection with the participating mortgage loan. Leasing commissions are amortized over the applicable lease terms. Origination fees were amortized over the loan term, which approximated the effective yield method.

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

The accounting policies used for tax reporting purposes differ from those used for financial reporting purposes. For tax purposes, the Partnership's subsidiaries are not consolidated, and properties acquired by the subsidiaries are not treated as real estate owned by the Partnership. The Partnership recognizes its share of the subsidiaries' taxable income (which is net of interest expense on the participating mortgage loans which are still outstanding). For tax purposes, the Partnership also continues to recognize taxable interest income on its loans. The policies used by the subsidiaries to account for property operations for tax reporting purposes differ from those used by the Partnership for financial reporting purposes as follows: (a) depreciation is calculated using accelerated methods, (b) rental income is recognized based on the payment terms in the applicable leases, and (c) write-downs for impairments of real estate and the participating mortgage loan are not deductible. In addition, the Partnership's offering costs are treated differently for tax and financial reporting purposes. The tax basis of the Partnership's assets and liabilities is approximately $57 million higher than the amounts reported for financial statement purposes at December 31, 1997.

The Financial Accounting Standards Board ("FASB") has recently issued several new accounting pronouncements. Statement No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components. Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. These two standards are effective for the Partnership's 1998 financial statements, but the Partnership does not believe that they will have any effect on the Partnership's computation or presentation of net income or other disclosures.

The implementation in 1997 of FASB Statement No. 128, "Earnings per Share" and Statement No. 129, "Disclosure of Information about Capital Structure" effective for the Partnership's 1997 year-end financial statements did not have any impact on the Partnership's financial statements.

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

Taxable income generally will be allocated to the partners in proportion to the distribution of distributable cash or sale or financing proceeds, as the case may be (or 90% to the Limited Partners and 10% to the General Partners if there is no distributable cash or sale or financing proceeds). At a minimum the General Partners must be allocated at least 1% of the taxable income from a sale or financing. Tax losses, if any, are allocated 90% to the Limited Partners and 10% to the General Partners.

Distributions paid to Limited Partners for the years ended December 31, 1997, 1996 and 1995 represent returns of capital, calculated as the excess of cash distributed per Unit over accumulated earnings per Unit not previously distributed.

4. Investments in Real Estate

The locations, years of acquisition through foreclosure or in-substance foreclosure and net carrying values of the Partnership's properties are as follows:

                                 Year of        December 31,
        Property                Acquisition             1997
1996
401  East  Ontario  Street, Chicago,  IL                1992
$  33,651,449                   $34,425,513

Deptford     Crossing,    Deptford,     NJ              1992
10,406,611                      10,652,052

Military  Crossing  (land),  Norfolk,  VA               1994
300,000                            300,000

Michelson,    Irvine,    CA               1990             -
38,361,437

Genessee   Crossing,   Flint,   MI        1994             -
8,081,760

Greenway   Pointe,   Columbia,   MD       1990             -
5,340,001

Pine   Ridge  (land),  Flint,  MI      1994          134,747
134,747
                                                 $44,492,807
$97,295,510

The net carrying value of the Michelson property was reclassified to real estate held for sale at December 31, 1997. See Note 5.
401 East Ontario Street, Chicago, Illinois

In January 1994, the Partnership acquired the property, a high rise luxury apartment building, by deed in lieu of foreclosure.

In February 1995, the Partnership discovered cracks and spalling on certain portions of the concrete exterior. Reports by three independent engineering firms in 1995 confirmed that cracking and spalling of this nature were highly unusual for a building of this age, and attributed the problems to both defective design and construction of the building. Permanent repair work began in September 1995 and was completed in October 1996. Total costs of this repair work approximated $5.7 million of which $4.0 million and $1.7 million were expended in 1996 and 1995, respectively. In 1996, the building's primary insurance carrier, which denied that these repairs were covered by the Partnership's policy, paid $125,000 to the Partnership in settlement of this matter.

In 1996, it was discovered that certain of the building's interior walls did not meet the City of Chicago's fire code requirements. The Partnership retained the services of nationally recognized consultants to investigate, test, and conduct a thorough review of all the building fire and life safety systems. Their reports concluded that the existing fire and life safety systems would function if called upon to do so and the building was safe for continued occupancy, although the reports also recommended fixing some problems they identified with those systems. The Partnership notified the City of Chicago of the matter, and the City agreed with the Partnership's proposed corrections. The Partnership notified the building's tenants of these deficiencies. The Partnership commenced repair work during the third quarter of 1996, and substantially completed such repairs by September 30, 1997. The cost of these measures was approximately $3.6 million, of which approximately $2.75 million and $0.85 million were incurred in 1997 and 1996, respectively. In addition, a rent concession was offered to the residents in order to maintain occupancy. Such concessions were discontinued during the third quarter of
1997. The building's insurance carriers were notified of the repairs to the fire and life safety systems, and the Partnership added this matter to the litigation it had initiated against those it deemed responsible for the defects in the design and construction of the building.

The Partnership incurred legal fees of approximately $425,000, $425,000 and $215,000 in 1997, 1996 and 1995,
respectively, in connection with the litigation. In March 1998, the Partnership received $1.2 million pursuant to a settlement with the architect and engineer of the property. The Partnership is continuing its litigation against the general contractor and others.

The  property is subject to a first mortgage loan.  See Note
7.

Deptford Crossing, Deptford, New Jersey

In 1993, the Partnership acquired the property, a community shopping center, as a result of a transfer of ownership interests in lieu of foreclosure.

Because of continuing weakness in the Deptford, New Jersey retail market, and the Partnership's belief that such weakness would persist for several years, in the third quarter of 1995, the Partnership concluded that the property was impaired, and recorded a loss on impairment of the property of approximately $6,931,000.

The property was subject to a first mortgage loan which was repaid in December 1997. See note 7.

An affiliate of Realty manages the property.

Greenway Pointe, Columbia, Maryland

In 1990, the Partnership acquired Greenway Pointe, which consisted of three office/research and development buildings and land from the borrower, for an amount equal to the then-outstanding loan balance. An affiliate of Realty managed the property.

On  November 14, 1997, the Partnership sold the property  to an unaffiliated party for a negotiated sale price of $11,050,000. The proceeds from the sale, net of closing costs, were approximately $10.6 million, and were distributed 100% to the Limited Partners in December 1997. The Partnership recognized a gain on this sale of approximately $5.2 million, which was allocated 100% to Limited Partners in accordance with the Partnership
Agreement. Net income and cash flow from operations, excluding the effect of the sale, for the year ended December 31, 1997 were approximately $250,000 and $780,000, respectively.


Genessee Crossing and Miscellaneous Land Parcels

The Genessee Crossing shopping center and miscellaneous land parcels  in Flint, MI and Norfolk, VA were acquired in  1994 in settlement of loans made by the Partnership to their owners.

The Partnership's mortgage note payable secured by the Genessee Crossing shopping center matured in May 1997. The Partnership was unable to refinance the loan without making an additional equity investment in the property, and determined that in light of its estimate of the property's market value such an additional investment would not be in the Partnership's best interest. As a result, the property was foreclosed upon in 1997, and in March 1998, the lender took final possession of the property. Since the amount of the mortgage note payable ($8,590,000) exceeded the net book value of the property (approximately $8,040,000), the
Partnership recognized an extraordinary gain on the extinguishment of debt (approximately $550,000) in 1997.

An affiliate of the Partnership managed this property.

Real Estate Sold in 1995

In 1995, the Partnership sold the Hampton Village Centre, Midway Crossing and Farmington Crossroads shopping centers (the "1995 Shopping Centers"), for a negotiated sales price of approximately $58,250,000. The Partnership recognized a gain of approximately $3,334,000 from this sale.

At closing, a portion of the sales proceeds were used to prepay the existing mortgages encumbering Hampton Village Centre and Farmington Crossroads, secured borrowings under two bank lines of credit and a loan from an affiliate. After reserves relating to the cost of repairs of the exterior walls of the 401 East Ontario Street property, the Partnership distributed approximately $6.4 million to the Limited Partners in January 1996.

The aggregate net income and cash flow from operations from the shopping centers sold for the year ended December 31, 1995 were approximately $1,870,000 and $2,550,000, respectively. Interest expense relating to the loans secured by the shopping centers was approximately $3,600,000.

5. Real Estate Held for Sale

Michelson, Irvine, California

The property, which consists of three office buildings, is owned by a subsidiary partnership of DW Michelson Associates ("DW Michelson"), a general partnership which is owned 50.81% by the Partnership and 49.19% by Dean Witter Realty Yield Plus II, L.P. ("Yield Plus II"), an affiliated partnership.

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

In December 1997, DW Michelson entered into an agreement with an affiliate of the property's developer to sell the property and the two promissory notes, for approximately $64 million, the Partnership's share of which is approximately $32.5 million. Subsequently, the developer assigned its right to purchase the property to an unaffiliated party. Closing is expected to occur in April 1998.

Net income and cash flow from operations from this property for the year ended December 31, 1997 were approximately
$965,000 and $1,947,000, respectively.

An affiliate of Realty manages the property.

6.    Investment    in   Unconsolidated   Partnership    and
Participating Mortgage
   Loan

One Congress Street, Boston, Massachusetts

The Partnership and Yield Plus II (collectively the "Lender") made a $59.2 million participating second mortgage loan on the One Congress Street building (the "Loan") to GCGA. The Loan is due in 2001. Base interest was originally payable at 8% and the first $250,000 of net revenues in any calendar year from the property was payable as additional interest. The Lender also owned a 58% interest in adjusted net revenue and capital proceeds generated by the property. The property is subject to a first mortgage loan.

In 1991, one of the general partners of the general partner of GCGA filed a voluntary petition under Chapter 11 of the Bankruptcy Code. In 1996, as part of a reorganization, control over this general partner's interest in the property was transferred to a trustee in bankruptcy.

In October 1996, GCGA defaulted on the Loan by failing to timely pay its debt service. Thereafter, the Lender accelerated the Loan and attempted to take possession of the property. On October 15, 1996, GCGA filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. During the bankruptcy period, GCGA remained current on its debt service payments to its first mortgage lender and the property's real estate taxes were paid.

On October 27, 1997, the Lender entered into a settlement agreement with GCGA (the "Agreement"). As part of the Agreement, a new corporation, which is jointly owned by the Partnership (58%) and Yield Plus II (42%) became the sole general partner of GCGA (the "New General Partner"), with an aggregate 19.81% ownership interest in the property. The Partnership and Yield Plus II have agreed to make all decisions concerning the property jointly. The Lender has retained an affiliate of GCGA `s original general partner as property manager.

The Agreement also provides the following:

(a) as a result of their interests in the New General Partner, the Partnership and Yield Plus II are required to make additional loans, if needed, to fund future tenant improvements and leasing commissions at the property (the "New Loans") in proportion to their ownership of the New General Partner. Any New Loans will bear interest at 12%, payable monthly from available cash flow generated by the property after payment of debt service on the first mortgage loan and certain operating escrows;

 (b) the interest rate on the principal of the Loan and past due interest thereon (aggregating approximately $12.3 million) has been increased to 10%, payable monthly from available cash flow generated by the property after payment of debt service on the New Loans;
(c) any future unpaid debt service will accrue interest at 10%; and

(d) the Partnership's and Yield Plus II's interest in adjusted net revenue and capital proceeds generated by the property was increased to 80%.

The Agreement has effectively changed the Lender from a participating lender to GCGA into the general partner in a partnership which owns the One Congress Street property. The Partnership, through the New General Partner, owns an 11.5% partnership interest in GCGA and, accordingly, at October 27, 1997, the Partnership recorded its investment at an amount equal to the net carrying value of its investment in the participating mortgage loan and related assets (which carrying value was less than the estimated fair value of the property at that date). The Partnership began, effective October 27, 1997, to account for its investment on the equity method (and stopped recognizing interest income from its participating mortgage loan). Because the Partnership and Yield Plus II control GCGA and are entitled to receive substantially all the cash flow and other economic benefits from the property, the Partnership recognizes its share of the operations of GCGA.

The Partnership believed that during the period of the bankruptcy it would be unable to collect its interest on the Loan in full and that the bankruptcy could adversely impact future leasing at the property. Accordingly, in 1996, the Partnership determined that the Loan was impaired and recorded an additional valuation allowance of $979,000 to reduce the carrying value of the Loan to its estimated fair value. The Partnership had previously recognized impairment allowances of $1.7 million in 1994 and $12.9 million in 1993.

In 1997 (prior to the Agreement) and 1996, the Partnership reserved accrued but unpaid interest on the Loan of $1,560,000 and $660,000, respectively. At October 27, 1997, the Partnership's total reserves against accrued but unpaid interest approximated $2,220,000.

Summarized financial information of GCGA is as follows:

                                                December 31,
                                            1997      1996
                           ASSETS

Land  and  building, net                  $  59,921,306    $
61,695,354
Other                                              8,333,385
6,836,432

Total  assets                             $  68,254,691    $
68,531,786

        LIABILITIES AND PARTNERS' CAPITAL DEFICIENCY

First mortgage loan                     $ 37,750,000   $
37,750,000
Second mortgage loan and accrued interest
72,148,266                                65,292,000
Other liabilities                          3,236,017
3,208,965
Partners' capital deficiency             (44,879,592)
(37,719,179)

Total liabilities and partners' deficiency        $
68,254,691                              $ 68,531,786

                  STATEMENTS OF OPERATIONS
                                       Years ended December
31,
                                  1997      1996      1995
Revenues:
 Rental                       $ 11,498,722        $
13,380,683                    $ 13,302,513
 Other                             238,937
63,455                             102,906

                                11,737,659
13,444,138                      13,405,419

Expenses:
 Interest on second mortgage loan          8,036,377
9,357,983                        4,734,619
 Other interest                  3,768,876
3,816,304                        3,824,393
 Property operating              5,075,676
4,874,545                        4,994,295
 Depreciation and amortization             1,940,143
2,226,861                        2,232,693

                                18,821,072
20,275,693                      15,786,000

Net loss                      $ (7,083,413)       $
(6,831,555)                   $ (2,380,581)

GCGA's  second  mortgage loan consists  of  the  Loan.   The
accounting policies of GCGA are consistent with those of the Partnership.
7. Mortgage Notes Payable

The Partnership's properties are subject to first mortgage notes as follows:

                                           1997      1996
$11,500,000      Revolving     Credit      Facility      due
$10,566,268                             $     -
December 31, 1999; secured by the 401 East Ontario
property:  Interest-only payable monthly at
Partnership's election of Prime Rate or LIBOR plus
1.15% per annum.

Mortgage  note due September 30, 1997;  secured  by        -
11,136,496
the Deptford Crossing Shopping Center:  Interest
at the Partnership's election of LIBOR plus .375%,
the bank's quoted variable rate plus 1.375% or the
bank's fixed rate:  interest and $15,000 of
principal payable monthly through maturity.

Mortgage note due May 15, 1997; secured by the
Genessee Crossing Shopping Center:  interest-only
payable   monthly   at   9.375%   (see   Note   4).        -
8,590,000

                                                 $10,566,268
$19,726,496

The fair value of the mortgage notes payable are approximately equal to their carrying values. The fair value is estimated by discounting future principal and interest payments using current lending rates and market conditions for instruments with similar maturities and credit quality.

The mortgage note securing the Deptford Crossing property, originally maturing in March 1996, was modified in November 1995. As part of the modification, the maturity of the note was extended until March 1997, with an option, which was exercised, to extend the maturity to September 1997, and the semiannual principal payments of $53,910 were revised to monthly principal payments of $15,000, plus additional quarterly principal payments equal to excess cash (as defined in the refinancing agreement). As part of the original loan agreement, the Partnership had provided a $5 million letter of credit, secured by Partnership cash reserves, to the lender to secure repayment. As part of the restructuring, $4.5 million of the cash reserves were used to repay principal and $500,000 was used to establish an escrow account. Approximately $132,000 of the escrow account was released to the Partnership to fund capital expenditures at the property in 1996.
When the Deptford mortgage note matured in September 1997, the lender agreed to temporarily forebear all rights and remedies provided in the loan agreement if the Partnership would avoid further default provisions in the loan agreement, pay monthly debt service equal to net cash flow from operations of the related property and reimburse the lender for all of its expenses caused by the forbearance.

In December 1997, the Partnership borrowed $10,566,268 under the revolving credit facility to repay the Deptford mortgage note. At December 31, 1997, the interest rate on this borrowing (at LIBOR plus 1.15%) was 7.06%.

8. Leases

Minimum future rentals under noncancellable operating leases at the Deptford Crossing shopping center as of December 31, 1997 are as follows:

       Year ending December 31,
              1998             $1,413,758
              1999              1,423,239
              2000              1,394,940
              2001              1,340,837
              2002                334,318
              Thereafter          290,404
              Total            $6,197,496

The Partnership has determined that all leases relating to the shopping center are operating leases. These leases range in term from one to ten years, and generally provide for fixed minimum rent with expense reimbursement clauses.

9. Related Party Transactions

An affiliate of Realty provided property management services for four properties in 1997, 1996 and 1995, including the Genessee Crossing and Greenway Pointe properties while they were owned by the Partnership. The Partnership paid the affiliate property management fees (included in property operating expenses) of approximately $220,000, $235,000 and $247,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Realty performs administrative functions, and processes certain investor and tax information on behalf of the Partnership. For the years ended December 31, 1997, 1996 and 1995, Realty was reimbursed approximately $391,000, $387,000 and $445,000, respectively, for these services (included in general and administrative expenses).

As  of December 31, 1997, Realty and its affiliate were owed
$49,000 for these services, which is included in accounts payable and other liabilities.

In 1991, the Partnership borrowed funds from an affiliate of Realty to fund investments in participating mortgage loans and capital expenditures. Interest expense, which was calculated using the prime rate, was $154,491 in 1995. The loan was repaid in December 1995 from the proceeds from the sale of the 1995 Shopping Centers.

10.               Litigation

Various public partnerships sponsored by Realty (including the Partnership and its Managing General Partner) are defendants in purported class action lawsuits pending in state and federal courts. The complaints allege a number of claims, including breach of fiduciary duty, fraud and misrepresentation and related claims, and seek compensatory and other damages and equitable relief. The defendants intend to vigorously defend against these actions. It is impossible to predict the effect, if any, the outcome of these actions might have on the Partnership's financial statements.

11.Distribution after Year-end

On January 28, 1998, the Partnership paid a cash distribution of $.124 per Unit. The total distribution was $1,227,596, with $1,104,836 distributed to the Limited Partners and $122,760 distributed to the General Partners.
ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING
       AND FINANCIAL DISCLOSURE

       None.

                          PART III.

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

William B. Smith, age 54, has been a Managing Director of Morgan Stanley and co-head of Morgan Stanley Realty Incorporated since 1997, and a Managing Director of Dean Witter Realty Inc., which he joined in 1982. He is an Executive Vice President of Dean Witter Reynolds Inc.

E.  Davisson  Hardman,  Jr., age 48,  has  been  a  Managing
Director of Morgan Stanley Asia, Ltd. since 1997, and  is  a
Managing Director of Dean Witter Realty Inc., which he joined in 1982.

Lawrence Volpe, age 50, is a Director and the Controller of Dean Witter Realty Inc. He is a Senior Vice President and
Controller of Dean Witter Reynolds Inc., which he joined in 1983.

Ronald T. Carman, age 46, is a Director and the Secretary of Dean Witter Realty Inc. He is an Assistant Secretary of MWD and a Senior Vice President and Associate General Counsel of
Dean Witter Reynolds Inc., which he joined in 1984.

There is no family relationship among any of the foregoing persons.

ITEM 11.                              EXECUTIVE COMPENSATION

The General Partners are entitled to receive cash distributions, when and as cash distributions are made to the Limited Partners, and a share of taxable income or tax loss. Descriptions of such distributions and allocations are in Item 5 above. The General Partners received cash distributions totalling $514,799, $534,587 and $593,996 during the years ended December 31, 1997, 1996 and 1995, respectively. In 1996, the General Partners deferred distribution of their share of the sales proceeds from the December 1995 sale of three shopping centers, and, in 1997, the General Partners deferred distribution of their share of the proceeds from the sale of the Greenway Pointe property.

The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 9 to the consolidated financial statements in Item 8 above.

The  directors  and executive officers of the  Partnership's
Managing General Partner received no renumeration from the Partnership.

ITEM  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS
AND MANAGEMENT

   (a) No person is known to the Partnership to be the beneficial owner of more than five percent of the Units.

   (b)  The executive officers and directors of the Managing
General Partner own the following Units as of March 17, 1998:

                                                    (3)
                                                   Amount
                                               and Nature of
          (1)                  (2)             of Beneficial
Title  of  Class  Ownership                        Name   of
Beneficial Owner         Ownership

Limited   Partnership      All   directors   and   executive
*
Interests              officers of the Managing
                       General Partner, as a group

____________________
*  Own,  by  virtue  of  ownership  of  limited  partnership
interests  in  the                        Associate  General
Partner, less than 1% of the Units of the    Partnership.

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

All of the outstanding shares of common stock of the Managing General Partner are owned by Dean Witter Realty Inc., a Delaware corporation which is a wholly-owned subsidiary of Morgan Stanley Dean Witter & Co. The general partner of the Associate General Partner is Dean Witter Realty Yield Plus Inc., which is a wholly-owned subsidiary of Dean Witter Realty Inc. The limited partner of the Associate General Partner is LSYP 87, L.P., a Delaware limited partnership. Certain current and former officers and directors of the Managing General Partner are partners of LSYP 87, L.P. Additional information with respect to the directors and executive officers and compensation of the Managing General Partner and affiliates is contained in Items 10 and 11 above.

The 401 East Ontario Street property was developed by a joint venture between a third party developer and an entity comprised of former and current Realty executives, several of whom are former or current executive officers of the Managing General Partner. In January 1994, the Partnership obtained ownership of the property by deed-in-lieu of foreclosure.

The Hampton Village Centre property was developed by Hampton Crossing Associates, a joint venture between the Partnership and an entity comprised of former and current Realty executives, several of whom are former or current executive officers of the Managing General Partner. In the first quarter of 1994, the Partnership indirectly obtained ownership of all the partnership interests in Hampton Crossing Associates and, in 1995, the underlying property was sold to an unrelated third party.

The One Congress Street property was developed by a partnership between a Maryland-based developer and an entity comprised of former Realty executives, some of whom were formerly executive officers of the Managing General Partner. This entity withdrew as a partner of the borrower in September 1993, so the borrower partnership was controlled solely by the Maryland-based developer until control of the borrower was transferred to the Partnership and Yield Plus II in 1997.

The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 9 to the Consolidated Financial Statements in Item 8 above. The Partnership believes that the payment of fees and the reimbursement of expenses to the General Partners and their affiliates are on terms as favorable as would be obtained from unrelated third parties.
                           PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ONE FORM
       8-K

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

          (4)(b)Certificate of Limited Partnership dated as of April 29, 1987 incorporated by reference in Registration Statement Number 33-11648 is incorporated herein by reference.

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

          (10)(d)Intercreditor Agreement among Dean Witter Realty Yield Plus, L.P., Dean Witter Realty Yield Plus II, L.P., and Realty Management Services Inc. dated as of April 26, 1989 was filed as Exhibit to Amendment No. 2 to Current Report on Form 8-K on April 26, 1989 and is incorporated herein by reference.

          (10)(e)First Amendment to Construction Loan Agreement dated October 12, 1989 between Government Center Garage Realty Trust, as Borrower and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P., as Lender. Incorporated by reference to Exhibit 10(e) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

          (10)(f)Amended and Restated Construction Loan/Office Loan Promissory Note dated October 12, 1989 between Government Center Garage Realty Trust (Maker) and Dean Witter Realty Yield Plus, L.P. (Holder). Incorporated by reference to Exhibit 10(f) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

          (10)(g)Second Amendment to Construction Loan Agreement dated June 22, 1990 between Government Center Garage Realty Trust, as Borrower and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P., as Lender. Incorporated by reference to Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.
          (10)(h)First Amendment to Amended and Restated Construction Loan/Office Loan Promissory Note dated June 22, 1990 between Government Center Garage Realty Trust (Maker) and Dean Witter Realty Yield Plus, L.P. (Holder). Incorporated by reference to Exhibit 10(h) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

          (10)(i)Supplemental Loan Agreement dated September 20, 1993 between Government Center Garage Realty Trust, as Borrower and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P., as Lender. Incorporated by reference to Exhibit 10(i) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

          (10)(j)Second Amendment to Notes dated September 20, 1993 between Government Center Garage Realty Trust (Maker) and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P., (Holders). Incorporated by reference to Exhibit 10(j) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

          (10)(k)Supplement and Amendment to Construction Loan Agreement dated October 27, 1997 between Government Center Garage Realty Trust (Borrower) and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P. (Lenders) was filed as an Exhibit to Form 8-K on October 27, 1997 and is incorporated herein by reference.

          (10)(l)Third Amendment to Notes dated October 27, 1997 between Government Center Garage Realty Trust (Maker) and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P. (Holder) was filed as an Exhibit to Form 8-K on October 27, 1997 and is incorporated herein by reference.

          (21)                                 Subsidiaries:
                Deptford Crossing Associates, a New Jersey limited partnership.
                 Hampton Crossing Associates, a Michigan limited partnership.
           DW Lakeshore Associates, an Illinois limited partnership.
                DW Columbia Gateway Associates, a Maryland limited partnership.
           DW Michelson Associates, a California limited partnership.
            DW  Community  Centers  Limited  Partnership,  a
Delaware
          limited partnership.
          DW Maplewood Inc.

          (27)                       Financial Data Schedule

 (d)      Financial Statement Schedules

          1.     Financial   Statements  of   GCGA   Limited
          Partnership, owner of an office building/parking garage located in Boston, Massachusettes.

                          SCHEDULE III

               DEAN WITTER REALTY YIELD PLUS, L.P.

             Real Estate and Accmulated Depreciation

                        December 31, 1997
                                           Initial  Cost  to
Partnership (A)
                                             Building and
              Description     Encumbrances              Land
Improvements                Total
Residential  Building, Chicago,  IL   $10,566,268          $
4,063,111                $32,936,889         $37,000,000

Shopping  Center, Deptford,  NJ             -      6,250,094
12,041,180                18,291,274

Land,  Pine  Ridge, Flint, MI               -        134,747
-                            134,747

Land, Military Crossing,
 Norfolk, VA                   -       300,000               -
300,000

                           $10,566,268           $10,747,952
$44,978,069              $55,726,021

                                 Cost       Loss on
                              Capitalized  Impairment
                              Subsequent to             of Land
and
           Description        Acquisition  Real Estate     Land
Residential Building, Chicago, IL          $  860,794   $     -
$4,063,111

Shopping  Center,  Deptford,  NJ     684,873     (6,931,459)
1,770,000

Land,   Pine  Ridge,  Flint,   MI          -               -
134,747

Land, Military Crossing, Norfolk, VA            -             -
300,000

                                 $1,545,667     $(6,931,459)
$6,267,858

                    SCHEDULE III (continued)

                                      Gross Amount
                         at which Carried at End of Period (B)
                                    Buildings            and
Depreciation                Date of
       Description       Improvements           Total      (c)
Construction
Residential     Building,    Chicago,    IL      $33,797,683
$37,860,794              $4,209,346                    1990

Shopping     Center,    Deptford,    NJ           10,274,688
12,044,688                1,638,076                    1991

Land, Pine Ridge, Flint, MI              -       134,747       -
N/A

Land, Military Crossing,
 Norfolk, VA                   -       300,000              -
N/A

                           $44,072,371           $50,340,229
$5,847,422

                                              Life  on which
Depreciation
                                                   in Latest
Income
            Description    Date Acquired       Statements is
Computed
Residential  Building, Chicago, IL            December  1992
40 years

Shopping  Center, Deptford, NJ                December  1992
40 years

Pine Ridge, Flint, MI      June 1994                    -

Military  Crossing,  Norfolk,  VA                April  1994
-

Notes:

(A)The basis in the properties at acquisition for financial reporting purposes is the lower of net carrying value of the original loan or estimated fair market value of the property. Losses on foreclosure of real estate and real estate impairment losses do not reduce the basis for federal income tax purposes.

                    SCHEDULE III (continued)
(B)Reconciliation of real estate owned:

                                      1997      1996      1995
   Balance    at    beginning   of    period    $115,682,356
   $112,985,465                   $174,652,851

   Additions during period:
   Additions                                         856,266
   2,696,891                           821,485
   Foreclosure of real estate       (8,540,000)              -
   -
   Sale of real estate              (8,565,176)              -
   (55,557,412)
   Reclassificaiton to real estate held
    for sale                       (49,093,217)              -
   -
   Losses on impairment of real estate             -         -
   (6,931,459)

   Balance    at    end   of   period         $   50,340,229
   $115,682,356                   $112,985,465


                                      1997      1996      1995

(C)Reconciliation of accumulated depreciation:

   Balance  at  beginning of year    $  18,386,846         $
   14,468,727                     $ 12,098,192
   Depreciation        expense                     3,673,145
   3,918,119                         4,342,062
   Foreclosure of real estate         (565,640)              -
   -
   Sale of real estate              (3,450,083)              -
   (1,971,527)
   Reclassification of real estate held
    for sale                       (12,196,846)              -
   -

   Balance  at  end of period        $   5,847,422         $
   18,386,846                     $ 14,468,727


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






                             E-1
(10)(c) Construction Loan Agreement, dated April 26, 1989, between Government Center Garage Realty Trust, as Borrower and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P., as Lender was filed as Exhibit to Amendment No. 2 to Current Report on Form 8-K on April 26, 1989 and is incorporated herein by reference.

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


                             E-2
(10)(i) Supplemental Loan Agreement dated September 20, 1993 between Government Center Garage Realty Trust, as Borrower and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P., as Lender. Incorporated by reference to
          Exhibit 10(i) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(10)(j) Second Amendment to Notes dated September 20, 1993 between Government Center Garage Realty Trust (Maker) and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P., (Holders). Incorporated by reference to Exhibit 10(j) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(10)(k) Supplement and Amendment to Construction Loan Agreement dated October 27, 1997 between Government Center Garage Realty Trust (Borrower) and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P. (Lenders) was filed as an Exhibit to Form 8-K on October 27, 1997 and is incorporated herein by reference.

(10)(l) Third Amendment to Notes dated October 27, 1997 between Government Center Garage Realty Trust (Maker) and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P. (Holder) was filed as an Exhibit to Form 8-K on October 27, 1997 and is incorporated herein by reference.

(27)     Financial Data Schedule

(99) Financial Statements of GCGA Limited Partnership, owner of an office building/parking garage located in Boston, Massachusettes.











                         E-3