Form 10-Q
period 1998-03-31
DEAN WITTER REALTY YIELD PLUS L P
filed 1998-05-15
CIK 810116

7





                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

    [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
               For the period ended March 31, 1998

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
                   CONSOLIDATED BALANCE SHEETS
                                               March 31,
December 31,
                                                 1998      1997
                             ASSETS
Real estate:
 Land                                                  $
6,267,858                                    $  6,267,858
 Buildings and improvements                    44,100,611
44,072,371
                                               50,368,469
50,340,229
 Accumulated depreciation                       6,148,995
5,847,422
                                               44,219,474
44,492,807

Real estate held for sale                      37,032,730
36,896,371

Investment in unconsolidated partnership       18,899,908
19,721,195

Cash and cash equivalents                       7,259,088
4,584,786

Deferred expenses, net                            983,209
882,731

Other assets                                    1,258,917
1,384,385

                                             $109,653,326
$107,962,275
                LIABILITIES AND PARTNERS' CAPITAL

Mortgage notes payable                       $ 10,566,268   $
10,566,268

Accounts payable and other liabilities          2,778,937
3,343,047

Minority interest                              19,229,110
18,544,593

                                               32,574,315
32,453,908

Partners' capital (deficiency):
 General partners                              (7,315,901)
(7,472,965)
 Limited partners ($20 per Unit, 8,909,969 Units issued)
84,394,912                                     82,981,332

  Total partners' capital                      77,079,011
75,508,367

                                             $109,653,326
$107,962,275
  See accompanying notes to consolidated financial statements.

               DEAN WITTER REALTY YIELD PLUS, L.P.

              CONSOLIDATED STATEMENTS OF OPERATIONS

           Three months ended March 31, 1998 and 1997
                                                 1998     1997
Revenues:
 Rental                                      $4,200,008
$4,216,005
 Equity in earnings of unconsolidated partnership          48,713
-
 Interest on short-term investments and other             210,730
167,990
 Interest on participating mortgage loan          -        28,140

                                              4,459,451
4,412,135

Expenses:
 Property operating                             387,525
3,158,597
 Depreciation                                   301,573
969,222
 Amortization                                    76,083
95,700
 Interest                                       186,678
394,506
 General and administrative                     178,760
235,680

                                              1,130,619
4,853,705

Income (loss) before minority interest        3,328,832
(441,570)

Minority interest                               530,592
224,461

Net income (loss)                            $2,798,240     $
(666,031)

Net income (loss) allocated to:
 Limited partners                            $2,518,416     $
(599,428)
 General partners                               279,824
(66,603)

                                             $2,798,240     $
(666,031)

Net income (loss) per Unit of limited partnership interest  $
0.28 $    (0.07)





  See accompanying notes to consolidated financial statements.

               DEAN WITTER REALTY YIELD PLUS, L.P.

    CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIENCY)

                Three months ended March 31, 1998
                                   Limited   General
                                   Partners  Partners     Total
Partners' capital (deficiency)
 at January 1, 1998                $82,981,332
$(7,472,965)                       $75,508,367

Net income                           2,518,416
279,824                              2,798,240

Cash distributions                  (1,104,836)
(122,760)                           (1,227,596)

Partners' capital (deficiency)
 at March 31, 1998                 $84,394,912
$(7,315,901)                       $77,079,011



























  See accompanying notes to consolidated financial statements.

               DEAN WITTER REALTY YIELD PLUS, L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

           Three months ended March 31, 1998 and 1997
                                                  1998       1997
Cash flows from operating activities:
 Net income (loss)                            $ 2,798,240   $
(666,031)
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Minority interest in earnings of consolidated partnership
530,592                                           224,461
   Depreciation and amortization                  377,656
1,064,922
   Equity in earnings of unconsolidated partnership
(48,713)                                             -
   Increase in deferred expenses                 (176,561)
(106,934)
   Decrease in other assets                       125,468
298,310
   Decrease in accounts payable and other liabilities
(564,110)                                        (121,129)

     Net cash provided by operating activities
3,042,572                                         693,599

Cash flows from investing activities:
 Distributions from unconsolidated partnership
870,000                                              -
 Additions to real estate held for sale          (136,359)
-
 Additions to real estate                         (28,240)
(394,269)

     Net cash provided by (used in) investing activities
705,401                                          (394,269)

Cash flows from financing activities:
 Cash distributions                            (1,227,596)
(1,286,996)
 Contributions by minority interest to consolidated partnership
153,925                                           132,173
 Minority interest in distributions from consolidated
  partnership                                        -
(540,350)
 Repayments of mortgage note payable                 -
(75,924)

     Net cash used in financing activities     (1,073,671)
(1,771,097)

Increase (decrease) in cash and cash equivalents
2,674,302                                      (1,471,767)

Cash and cash equivalents at beginning of period
4,584,786                                       6,799,320

Cash and cash equivalents at end of period    $ 7,259,088   $
5,327,553

Supplemental disclosure of cash flow information:
 Cash paid for interest                       $   186,678   $
327,397
  See accompanying notes to consolidated financial statements.

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

The financial statements include the accounts of the Partnership, DW Columbia Gateway Associates, DW Michelson Associates ("DMA"), DW Lakeshore Associates, Deptford Crossing Associates, DW Community Centers Limited Partnership and DW Maplewood Inc. on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.

Effective October 27, 1997, the Partnership began accounting for its investment in GCGA Limited Partnership ("GCGA") under the equity method.

The  Partnership's  records are maintained  on  the  accrual
basis   of  accounting  for  financial  reporting  and   tax
purposes.

Net income (loss) per Unit amounts are calculated by dividing net income (loss) allocated to Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim periods. Except for reserves of uncollected interest relating to the participating mortgage loan in 1997, such adjustments consist only of normal recurring accruals.

The Partnership adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" and
Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" during the first quarter of 1998. Adoption of these standards had no impact on the Partnership's computation or presentation of net income per Unit of Limited Partnership interest or other disclosures.

             DEAN WITTER REALTY YIELD PLUS, L.P.

         Notes to Consolidated Financial Statements

These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997. Operating results of interim periods may not be indicative of the operating results for the entire year.

2. Real Estate

In March 1998, the Partnership received $1.2 million (recognized as a reduction of property operating expenses) pursuant to a settlement with the architect and engineer of the 401 East Ontario Street property. The Partnership had initiated litigation against these parties and others because it deemed them responsible for defects in the design and construction of the building which, in turn, caused the Partnership to incur significant repair costs in 1995-1997. The Partnership is continuing its litigation against the general contractor and others.

In August 1997, the Genessee Crossing shopping center was foreclosed upon by the first mortgage lender, and, in March 1998, the lender took final possession of the property. The Partnership's extraordinary gain on the extinguishment of the related debt was recognized in the third quarter of 1997.

3. Real Estate Held for Sale

Pursuant to a Purchase and Sale Agreement dated as of December 26, 1997, DMA agreed to sell to SC Enterprises ("SCE") DMA's 90% general partnership interest in Michelson Company Limited Partnership (the "Company"), owner of the Michelson property, and two promissory notes (totaling approximately $1.2 million) due from SCE for a negotiated aggregate sale price of $64 million. SCE, an affiliate of the developer of the property, owns the remaining 10% limited partnership interest in the Company. SCE assigned its right to purchase the interest in the Company to Spieker Properties, L.P., which is not affiliated with the Partnership, its affiliated partnerships or SCE.

             DEAN WITTER REALTY YIELD PLUS, L.P.

         Notes to Consolidated Financial Statements

The sale price was received in cash at closing on April 3, 1998. The Partnership's 50.81% share of proceeds from the sale, net of closing costs, was approximately $32.4 million; such proceeds were distributed 100% to the Limited Partners ($3.635 per Unit) on April 28, 1998.

4. Investment in Unconsolidated Partnership

Summarized financial information of GCGA is as follows:

                                     Quarter ended March 31,
                                      1998       1997

Revenue                                        $   2,495,901
$ 2,888,298

Expenses:
    Interest    on   second   mortgage   loan      1,787,625
2,028,900
      Other      interest                            948,903
886,181
      Property      operating                      1,192,435
1,133,613
     Depreciation    and    amortization             459,082
485,036

                                                   4,388,045
4,533,730

Net        loss                                 $(1,892,144)
$(1,645,432)

GCGA's second mortgage loan is the participating mortgage loan from the Partnership (58%) and Dean Witter Realty Yield Plus II L.P., an affiliated partnership (42%). Prior to October 27, 1997, the Partnership recognized interest income on this loan and reserved any interest not paid by GCGA (during the first quarter of 1997, GCGA paid to the Partnership $28,140 of $677,590 total interest due). Effective October 27, 1997, the Partnership recognizes its share of GCGA's earnings exclusive of GCGA's interest expense on the second mortgage loan.

5. Related Party Transactions

In 1998 and 1997, Realty and an affiliate of Realty provided property management services for the Deptford Crossing and Michelson properties, and, in 1997 only, the Genessee Crossing and Greenway Pointe properties. The Partnership paid Realty and its affiliate management fees of

             DEAN WITTER REALTY YIELD PLUS, L.P.

         Notes to Consolidated Financial Statements

approximately $27,000 and $62,000 for the three-months ended
March 31, 1998 and 1997, respectively. These amounts are included in property operating expenses.

Realty performs administrative functions, processes certain investor transactions and prepares tax information for the Partnership. For the three-month periods ended March 31, 1998 and 1997, the Partnership incurred approximately $92,000 and $99,000, respectively, for these services. These amounts are included in general and administrative expenses.

As of March 31, 1998, Realty and its affiliate were owed a total of approximately $36,000 for the above-mentioned services.

6. Litigation

Various public partnerships sponsored by Realty (including the Partnership and its Managing General Partner) are defendants in purported class action lawsuits pending in state and federal court. The complaints allege a number of claims, including breach of fiduciary duty, fraud, misrepresentation and related claims, and seek compensatory and other damages and equitable relief. The defendants intend to vigorously defend against these actions. It is impossible to predict the effect, if any, the outcome of these actions might have on the Partnership's financial statements.

7. Subsequent Cash Distributions

On April 27, 1998, the Partnership paid a cash distribution of $.124 per Unit to Limited Partners. The cash distribution aggregated $1,227,596 with $1,104,836 distributed to Limited Partners and $122,760 distributed to the General Partners.

             DEAN WITTER REALTY YIELD PLUS, L.P.

         Notes to Consolidated Financial Statements

On May 8, 1998, the Partnership distributed a portion of its cash reserves ($.151 per Unit) to Limited Partners. The total distribution aggregated $1,494,895 with $1,345,405 distributed to the Limited Partners and $149,490 distributed to the General Partners.
             DEAN WITTER REALTY YIELD PLUS, L.P.

ITEM 2.                  MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND     RESULTS OF
OPERATIONS

Liquidity and Capital Resources

The Partnership completed a $178,199,380 public offering  in
1987.   The  Partnership has no plans  to  raise  additional
capital.

The Partnership originally invested in seven loans or land leases. Due to the past weakness in real estate markets, the properties securing the loans did not generate sufficient cash flow to fully service their debt. As a result, the Partnership acquired all of the properties in which it originally invested. No additional investments are planned.

The partnership which owns the Michelson property (in which the Partnership is a 50.81% general partner) sold the property on April 3, 1998 (see Note 3 to the consolidated financial statements). During the three months ended March 31, 1998, the property generated cash flow from operations of approximately $1,142,000. On April 28, 1998, the Partnership distributed approximately $32.4 million ($3.635 per Unit), its share of the net proceeds from the sale, 100% to Limited Partners.

The Managing General Partner is currently marketing for sale the 401 East Ontario Street property, and believes that, barring a change in circumstances, it will market for sale the Deptford Crossing property later in 1998. The partnership which owns the One Congress Street property (in which a subsidiary of the Partnership is a general partner) plans to market this property for sale later in 1998. There can no assurance that these properties will be sold.

Employment growth, especially in the communications, technology and financial services industries, has increased demand for space in many office markets. Such increasing demand and a controlled amount of speculative construction has resulted in falling vacancies and rising rents.
Improved property performance along with an influx of capital from REITs, pension funds and foreign investors are increasing property values. Some office markets, especially suburban markets, are faring better than others and, in certain areas, improved market conditions can support new construction. Currently, the office vacancy rate in the

             DEAN WITTER REALTY YIELD PLUS, L.P.

downtown financial market and government center of Boston (the location of One Congress Street) is less than 7% and rental rates in this market are still increasing but at a slower pace. In Orange County, CA (the location of the Michelson property), the strong demand for quality office space combined with a lack of new construction have decreased vacancy and increased rental rates. In the retail sector, there is an oversupply of space, consolidation among retailers has reduced the demand for space, and many outdated properties are being redeveloped in order to
compete  with  newer retail properties.   The  abundance  of
available retail space and sub-lease space offered by retailers (usually at lower rents) has exerted downward pressure on rents in many markets. The vacancy rate in the retail market in Deptford, NJ, the location of the Deptford Crossing shopping center, is currently 5%. Although investment interest for retail properties has waned somewhat, REITs continue to purchase retail properties nationwide. The vacancy rate for apartment buildings in the downtown Chicago area, the location of the 401 East Ontario Street property, is currently 4%.

In 1998, the Partnership's liquidity will be primarily affected by sales of the Partnership's properties; when properties are sold, the Partnership will have fewer income-producing investments, Partnership cash from operations will decrease and Partnership distributions will decline. The Partnership will also require less cash reserves to fund capital expenditures and leasing commissions. Future cash distribution levels will fluctuate based on cash flow generated by the Partnership's remaining property interests, requirements for capital expenditures and leasing commissions as discussed below, and proceeds received from property sales.

During the quarter ended March 31, 1998, all of the Partnership's properties generated positive cash flow from operations, and it is anticipated that the remaining properties will continue to do so during the period the Partnership continues to own its property interests.

During   the  three  months  ended  March  31,   1998,   the
Partnership   incurred  approximately   $190,000   (net   of
contributions by the minority interest) primarily for tenant-related capital expenditures at the Michelson property.
             DEAN WITTER REALTY YIELD PLUS, L.P.

During the quarter ended March 31, 1998, cash flow from operations of real estate (net of minority interest share) and distributions from the partnership which owns the One Congress Street property ("GCGA") exceeded distributions to investors and capital expenditures.

The Partnership's mortgage note payable, secured by the 401 East Ontario Street property, matures December 1999. During the first quarter of 1998, the loan bore interest at 7.0562%. The Managing General Partner plans to use a portion of the proceeds from the sale of the 401 East Ontario Street property to repay the loan in full later in 1998.

The current lease between GCGA and the Government Services Administration ("GSA"), the sole tenant of the office space at the One Congress Street property, requires GCGA to fund tenant improvements aggregating between $1,110,000 and $1,935,000; any amount funded over $1,110,000 will be repaid monthly by GSA over five years plus interest at 8%. In addition, GCGA is required to fund leasing commissions of up to $1,475,000. The maximum amount of the Partnership's share of the above-mentioned tenant-related expenditures (58%) is approximately $1,978,000 (of which $478,500 would be repaid by GSA, as discussed above); the Partnership has not paid any of these expenditures through March 31, 1998.

During the remainder of 1998, the Partnership expects to use a portion of its cash reserves to fund its share of the lease-related capital expenditures at the One Congress Street property, and distribute any excess cash reserves to investors. On May 8, 1998, the Partnership distributed $.151 per Unit from cash reserves to the Limited Partners. This cash distribution aggregated $1,494,895, with $1,345,405 distributed to the Limited Partners and $149,490 distributed to the General Partners.

On April 27, 1998, the Partnership paid the first quarter cash distribution of $.124 per Unit to the Limited Partners. The cash distribution aggregated $1,227,596, with $1,104,836 distributed to the Limited Partners and $122,760 distributed to the General Partners.

Except as discussed above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.
             DEAN WITTER REALTY YIELD PLUS, L.P.

Operations

Fluctuations in the Partnership's operating results for  the three  month periods ended March 31, 1998 compared  to  1997 are primarily attributable to the following:

The sale of the Greenway Pointe property in November 1997 caused the absence of the following income and expense items in 1998: rental revenues ($282,000 in 1997), property operating expenses ($129,000 in 1997) and depreciation and amortization expenses ($163,000 in 1997).

The loss of the Genessee Crossing property in August 1997 caused the absence of the following income and expense items in 1998: rental revenues ($333,000 in 1997), property operating expenses ($118,000 in 1997), interest expense ($201,000 in 1997) and depreciation and amortization expenses ($43,000 in 1997).

Rental revenue at the 401 East Ontario Street property increased by approximately $500,000 in 1998 compared to 1997 primarily due to increased occupancy and rental rates at the property in 1998 and the discontinuance of rental concessions and free rent which resulted from significant repairs to the fire and life safety systems (completed September 1997). These increases in rental revenues were offset by the loss of rental revenues from the Greenway Pointe and Genessee Crossing properties as discussed above.

In 1998, there was no interest recorded on the Partnership's participating mortgage loan to GCGA because, effective October 27, 1997, the Partnership began recognizing its share of income from the property using the equity method of accounting.

Property operating expenses decreased at 401 East Ontario Street in 1998 compared to 1997 primarily due to the receipt of a $1.2 million settlement for litigation concerning the repairs made at the property during 1995-1997 (see Note 2 to the consolidated financial statements) and due to the absence of $1 million of expenditures for repairs and related litigation which was incurred in 1997. Property operating expenses also decreased in 1998 due to the loss of the Greenway Pointe and Genessee Crossing properties as discussed above.
             DEAN WITTER REALTY YIELD PLUS, L.P.

Since the Michelson property was classified as real estate held for sale on December 31, 1997, the Partnership did not record depreciation on the property in 1998 (such costs totaled $470,000 in 1997). Depreciation and amortization expenses also decreased in 1998 due to the loss of the Greenway Pointe and Genessee Crossing properties as discussed above.

There were no other individually significant factors which caused changes to revenues or expenses.

A summary of the office, retail and residential building markets where the Partnership's remaining properties are located, and the performance of each property is as follows:

Currently, the vacancy rate in the downtown Boston office market, the location of One Congress Street, is less than 7% and rental rates in this market are still increasing but at a slower pace. There is no significant new construction in this market. The lease with GSA (for approximately 70% of the office space) is scheduled to expire no earlier than July 31, 2002. The remaining 30% of the office space remained vacant. The lease for 100% of the parking lot space at the property with Kinney Systems, Inc. expires in 2003. In 1998, the retail space, which is not a significant portion of the overall space, remained substantially vacant.

During the first quarter of 1998, the vacancy rate in the retail market in Deptford, New Jersey, the location of Deptford Crossing, remained at 5%. There are two retail developments which opened in the second quarter of 1997 and two retail developments planned for construction in the near future. This space will be primarily occupied by large tenants, and the Partnership anticipates that the new centers will benefit the tenants at Deptford Crossing because the new retailers will increase consumer traffic in the market. During the first quarter of 1998, occupancy at the property decreased slightly to 76%. No significant amount of leases expire before 2001.

The luxury residential sub-market in Chicago, IL, the location of the 401 East Ontario property, continues to be strong. It has a current vacancy rate of 4%, and rental rates continue to increase. During the first quarter of 1998, occupancy at the property remained at 93%.
             DEAN WITTER REALTY YIELD PLUS, L.P.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.
             DEAN WITTER REALTY YIELD PLUS, L.P.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

           (a) Exhibits.
           An  exhibit index has been filed as part of  this
       Report on      Page E1.

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


                            DEAN WITTER REALTY YIELD PLUS,
L.P.

                         By:  Dean Witter Realty Yield Plus
Inc.
                            Managing General Partner


Date:                    May 15, 1998   By:  /s/E. Davisson
Hardman, Jr.
                         E. Davisson Hardman, Jr.
                         President

Date:                    May 15, 1998   By:  /s/Lawrence
Volpe
                         Lawrence Volpe
                         Controller
                         (Principal Financial and
Accounting Officer)
             DEAN WITTER REALTY YIELD PLUS, L.P.

                Quarter Ended March 31, 1998

                        Exhibit Index




Exhibit No.              Description

   27                    Financial Data Schedule



























                             E1