Form 10-Q
period 1998-06-30
DEAN WITTER REALTY YIELD PLUS L P
filed 1998-08-13
CIK 810116

7





                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

    [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
               For the period ended June 30, 1998

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

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

               DEAN WITTER REALTY YIELD PLUS, L.P.
                   CONSOLIDATED BALANCE SHEETS
                                               June 30,
December 31,
                                                 1998      1997
                             ASSETS
Real estate:
 Land                                                  $
2,204,747                                    $  6,267,858
 Buildings and improvements                   10,435,592
44,072,371
                                              12,640,339
50,340,229
 Accumulated depreciation                      1,810,333
5,847,422
                                              10,830,006
44,492,807

Real estate held for sale                     33,263,250
36,896,371

Investment in unconsolidated partnership      18,281,305
19,721,195

Cash and cash equivalents                      5,577,073
4,584,786

Deferred expenses, net                            80,424
882,731

Other assets                                   1,115,530
1,384,385

                                             $69,147,588
$107,962,275

                LIABILITIES AND PARTNERS' CAPITAL

Mortgage notes payable                       $10,566,268    $
10,566,268

Accounts payable and other liabilities         3,595,937
3,343,047

Minority interest                                  -
18,544,593

                                              14,162,205
32,453,908

Partners' capital (deficiency):
 General partners                             (7,543,495)
(7,472,965)
 Limited partners ($20 per Unit, 8,909,969 Units issued
  and outstanding)                            62,528,878
82,981,332

  Total partners' capital                     54,985,383
75,508,367

                                             $69,147,588
$107,962,275
  See accompanying notes to consolidated financial statements.

               DEAN WITTER REALTY YIELD PLUS, L.P.

              CONSOLIDATED STATEMENTS OF OPERATIONS

        Three and six months ended June 30, 1998 and 1997

                              Three months ended            Six
months ended
                                  June 30,              June 30,
                              1998     1997       1998      1997
Revenues:
 Rental                   $ 2,519,224         $4,415,410    $
6,719,232                 $ 8,631,415
 Gain on sale of real estate         25,251,899              -
25,251,899                      -
 Equity in losses of
  unconsolidated partnership           (183,428)             -
(134,715)                       -
 Interest on cash equivalents and
  other revenues              347,853            202,672
558,583                       370,662
 Interest on participating mortgage
  loan                          -      146,800                -
174,940

                           27,935,548          4,764,882
32,394,999                  9,177,017

Expenses:
 Property operating         1,618,035          3,331,197
2,005,560                   6,489,794
 Depreciation                 301,911            977,868
603,484                     1,947,090
 Amortization                  11,585             99,276
87,668                        194,976
 Interest                     183,714            405,895
370,392                       800,401
 General and administrative              95,748
246,068                       274,508             481,748

                            2,210,993          5,060,304
3,341,612                   9,914,009

Income (loss) before minority
 Interest                  25,724,555           (295,422)
29,053,387                   (736,992)

Minority interest          12,707,955            209,595
13,238,547                    434,056

Net income (loss)         $13,016,600         $ (505,017)
$15,814,840               $(1,171,048)

Net income (loss) allocated to:
 Limited partners         $12,971,944         $ (454,515)
$15,490,360               $(1,053,943)
 General partners              44,656            (50,502)
324,480                      (117,105)

                          $13,016,600         $ (505,017)
$15,814,840               $(1,171,048)

Net income (loss) per Unit of
 limited partnership interest       $      1.46         $
(0.05)                    $      1.74         $     (0.12)

  See accompanying notes to consolidated financial statements.

               DEAN WITTER REALTY YIELD PLUS, L.P.

    CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIENCY)

                 Six months ended June 30, 1998

                                   Limited   General
                                   Partners  Partners     Total
Partners' capital (deficiency)
 at January 1, 1998                $ 82,981,332
$(7,472,965)                       $ 75,508,367

Net income                           15,490,360
324,480                              15,814,840

Cash distributions                  (35,942,814)
(395,010)                           (36,337,824)

Partners' capital (deficiency)
 at June 30, 1998                  $ 62,528,878
$(7,543,495)                       $ 54,985,383






























  See accompanying notes to consolidated financial statements.

               DEAN WITTER REALTY YIELD PLUS, L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

             Six months ended June 30, 1998 and 1997
                                                  1998       1997
Cash flows from operating activities:
 Net income (loss)                            $ 15,814,840
$(1,171,048)
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Gain on sale of real estate                 (25,251,899)
-
   Minority interest in earnings of consolidated partnership
13,238,547                                        434,056
Depreciation and amortization                      691,152
2,142,066
   Equity in losses of unconsolidated partnership
134,715                                             -
   Increase in deferred expenses                  (212,967)
(126,308)
   Increase (decrease) in other assets            (207,676)
508,526
   Increase in accounts payable and other liabilities
252,890                                           608,351

     Net cash provided by operating activities
4,459,602                                       2,395,643

Cash flows from investing activities:
 Proceeds from sale of real estate, net of closing costs
63,702,423                                          -
 Distributions from unconsolidated partnership
1,305,175                                           -
 Additions to real estate                         (203,933)
(674,442)
 Additions to real estate held for sale           (150,016)
-

     Net cash provided by (used in) investing activities
64,653,649                                       (674,442)

Cash flows from financing activities:
 Cash distributions                            (36,337,824)
(2,573,992)
 Minority interest in distributions from consolidated partnership
(31,954,354)                                     (924,268)
 Contributions by minority interest to consolidated partnership
171,214                                           162,474
 Repayments of mortgage note payable                 -
(133,958)

     Net cash used in financing activities     (68,120,964)
(3,469,744)

Increase (decrease) in cash and cash equivalents
992,287                                        (1,748,543)

Cash and cash equivalents at beginning of period
4,584,786                                       6,799,320

Cash and cash equivalents at end of period    $  5,577,073  $
5,050,777

Supplemental disclosure of cash flow information:
 Cash paid for interest                       $    314,200  $
599,074

Supplemental disclosure of non-cash investing activity:
 Reclassification of real estate held for sale:
  Land                                                      $
4,063,111                                     $     -
  Building and improvements                     33,840,712
-
  Accumulated depreciation                      (4,640,573)
-
 Real estate held for sale                    $ 33,263,250  $
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

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim periods. Except for the gain on sale of real estate in 1998 and reserves of uncollected interest relating to the participating mortgage loan in 1997, such adjustments consist only of normal recurring accruals.

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

In August 1997, the Genessee Crossing shopping center was foreclosed upon by the first mortgage lender, and, in March 1998, the lender took final possession of the property. An extraordinary gain on the extinguishment of the related debt was recognized in the third quarter of 1997.

3. Sales of Real Estate

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


             DEAN WITTER REALTY YIELD PLUS, L.P.

         Notes to Consolidated Financial Statements

As a result of the agreement, the Partnership reclassified the net carrying value of the Michelson property to real estate held for sale on December 31, 1997.

The sale price was received in cash at closing on April 3, 1998. The Partnership's 50.81% share of proceeds from the sale, net of closing costs, was approximately $32.2 million; such proceeds were distributed 100% to the Limited Partners ($3.635 per Unit) on April 28, 1998. The Partnership's share of the gain on sale of the property was approximately $12.6 million; such gain was allocated 100% to the Limited Partners in accordance with the Partnership Agreement.

Pursuant to a Purchase and Sale Agreement dated July 17, 1998 (the "Agreement"), the Partnership sold the 401 East Ontario Street property on the date of the Agreement to Streeterville Development Associates, LLC ("SDA"), for a negotiated sale price of $74.5 million. SDA is an unaffiliated party; however, Draper and Kramer Inc., which owns 37.5% of SDA, was the manager of the Property while it was owned by the Partnership. The Partnership used a portion of the sales proceeds to repay the mortgage note payable.

As a result of the above transactions, on July 17, 1998, the Partnership received sales proceeds, net of the mortgage note repayment, closing costs and other deductions, of approximately $62.8 million. On July 31, 1998, the Partnership distributed approximately $61.8 million of such proceeds 100% to Limited Partners ($6.94 per Unit).

The Partnership reclassified the net carrying value of the 401 East Ontario Street property to real estate held for sale as of June 30, 1998.

             DEAN WITTER REALTY YIELD PLUS, L.P.

         Notes to Consolidated Financial Statements

4. Investment in Unconsolidated Partnership

Summarized financial information of GCGA is as follows:

                           Three  months ended           Six
months ended
                              June 30,            June 30,
                          1998     1997      1998     1997
Revenues               $  2,657,868        $  2,847,959    $
5,153,769             $ 5,736,257

Expenses:
 Interest on second mortgage
     loan                     1,787,625            2,051,443
3,575,250               4,080,343
   Other   interest             948,215              886,181
1,897,118               1,772,362
   Property   operating       1,755,334            1,126,109
2,947,769               2,259,722
      Depreciation     and     amortization          459,082
485,036                   918,164            970,072

                            4,950,256              4,548,769
9,338,301               9,082,499

Net    loss                $(2,292,388)         $(1,700,810)
$(4,184,532)          $(3,346,242)

GCGA's second mortgage loan is the participating mortgage loan from the Partnership (58%) and Dean Witter Realty Yield Plus II L.P., an affiliated partnership (42%). Prior to October 27, 1997, the Partnership recognized interest income on this loan and reserved any interest not paid by GCGA (during the six months ended June 30, 1997, GCGA paid to the Partnership $174,940 of $1,370,236 total interest due). Effective October 27, 1997, the Partnership began recognizing its share of GCGA's earnings (losses) exclusive of GCGA's interest expense on the second mortgage loan.

5. Related Party Transactions

In 1998 and 1997, Realty and an affiliate of Realty provided property management services for the Deptford Crossing and Michelson properties, and, in 1997 only, the Genessee Crossing and Greenway Pointe properties. The Partnership paid Realty and its affiliate management fees of approximately $43,000 and $120,000 during the six months
ended                        June                        30,

             DEAN WITTER REALTY YIELD PLUS, L.P.

         Notes to Consolidated Financial Statements

1998 and 1997, respectively. These amounts are included in property operating expenses.

Realty performs administrative functions, processes certain investor transactions and prepares tax information for the Partnership. For the six-month periods ended June 30, 1998 and 1997, the Partnership incurred approximately $167,000 and $198,000, respectively, for these services. These amounts are included in general and administrative expenses.

As of June 30, 1998, Realty and its affiliate were owed approximately $35,000 for the above-mentioned services.

6. Litigation

Various public partnerships sponsored by Realty (including the Partnership and its Managing General Partner) were defendants in a class action lawsuit. On July 17, 1998, the Delaware Chancery Court granted the defendants' motion to dismiss the complaint in the lawsuit. The Plaintiffs have thirty days during which to file a notice of appeal from the Court's order; the Partnership does not know whether they intend to do so.

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

The Partnership's share of 1998 operating cash flow from the Michelson property was approximately $581,000. The Partnership stopped receiving cash flow from the Michelson property once the property was sold; as a result, Partnership cash flow from operations decreased during the second quarter of 1998.

The Partnership sold the 401 East Ontario Street property on July 17, 1998 for approximately $74.5 million (see Note 3 to the consolidated financial statements). During the six months ended June 30, 1998, the property generated cash flow from operations of approximately $3,125,000. The Partnership repaid the mortgage note payable with proceeds from the sale, and on July 31, 1998, the Partnership distributed approximately $61.8 million ($6.94 per Unit) of the net proceeds from the sale 100% to Limited Partners.
             DEAN WITTER REALTY YIELD PLUS, L.P.

The Managing General Partner is currently marketing for sale the Deptford Crossing property. The partnership which owns the One Congress Street property ("GCGA") plans to market this property for sale later in 1998. There can no assurance that these properties will be sold.

The Partnership's liquidity is primarily affected by sales of the Partnership's properties; as properties are sold, the Partnership has fewer income-producing investments, Partnership cash from operations has decreased and Partnership distributions have declined. The Partnership also requires less cash reserves to fund capital expenditures and leasing commissions. Generally, future cash distributions will be paid from proceeds received from the sales of the Deptford Crossing and One Congress Street properties and cash reserves.

During the six months ended June 30, 1998, all of the Partnership's remaining properties generated positive cash flow from operations, and it is anticipated that the Deptford Crossing and One Congress Street properties will continue to do so during the period the Partnership continues to own these property interests.

During the six months ended June 30, 1998, the Partnership incurred approximately $396,000 (net of contributions by the minority interest) primarily for tenant-related capital expenditures at the Michelson and Deptford Crossing properties.

On May 8, 1998, the Partnership distributed $0.151 per Unit from cash reserves to the Limited Partners. This cash distribution aggregated $1,494,894, with $1,345,405 distributed to Limited Partners and $149,489 distributed to General Partners.

During the six months ended June 30, 1998, cash flow from operations of real estate (net of minority interest share) and distributions from GCGA exceeded distributions to investors (excluding the distribution of sale proceeds), capital expenditures and distributions to the minority interest (excluding the distribution of sale proceeds).

The current lease between GCGA and the Government Services Administration ("GSA"), the sole tenant of the office space at the One Congress Street property, requires GCGA to fund
tenant        improvements        aggregating        between

             DEAN WITTER REALTY YIELD PLUS, L.P.

$1,110,000 and $1,935,000; any amount funded over $1,110,000 will be repaid monthly by GSA over five years plus interest at 8%. In addition, GCGA is required to fund leasing commissions of up to $1,475,000. The maximum amount of the Partnership's share of the above-mentioned tenant-related expenditures (58%) is approximately $1,978,000 (of which $478,500 would be repaid by GSA, as described above); the Partnership has not paid any of these expenditures through June 30, 1998.

The office space at the One Congress Street property currently has a vacancy rate of 30%; as a result, GCGA may incur significant capital expenditures and leasing commissions to fill the vacant space. The Partnership will be required to fund its 58% share of GCGA's capital expenditures.

The Managing General Partner believed that the Partnership at June 30, 1998 did not have sufficient cash reserves to fully fund its maximum liability for capital expenditures and leasing commissions at the One Congress Street property and other Partnership cash requirements. Therefore, in July 1998, in order to accumulate sufficient cash reserves, the Partnership did not pay its second quarter distribution and withheld approximately $900,000 from the distribution of proceeds from the sale of the 401 East Ontario Street property to Limited Partners.

Except as discussed above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations

Fluctuations in the Partnership's operating results for the three- and six-month periods ended June 30, 1998 compared to 1997 are primarily attributable to the following:

During the three- and six-month periods ended June 30, 1998, rental income decreased by $2,340,000 and $2,790,000, respectively, as a result of the sales of the Greenway Pointe (November 1997) and Michelson (April 1998) properties and the loss of the Genessee Crossing property (August

             DEAN WITTER REALTY YIELD PLUS, L.P.

1997) (collectively, the "Discontinued Properties"). The decreases caused by the Discontinued Properties were partially offset by increases in rental revenue at the 401 East Ontario Street property of $385,000 and $885,000, for the three- and six-month periods ended June 30, 1998, respectively. These increases resulted from higher occupancy and rental rates at the property in 1998 and the discontinuance of rental concessions and free rent. Rental income from the Deptford Crossing property was $489,000 and $427,000 during the three-month periods ended June 30, 1998 and 1997, respectively, and $895,000 and $905,000 during the six-month periods ended June 30, 1998 and 1997, repsectively.

The 1998 gain on sale of real estate resulted from the sale of the Michelson property. The minority interest share of this gain was approximately $12.7 million.

During the three- and six-month periods ended June 30, 1998, interest on cash equivalents and other income increased by approximately $114,000 due to interest earned on the proceeds from the Michelson sale before such proceeds were distributed to Limited Partners.

In 1998, there was no interest recorded on the Partnership's participating mortgage loan to GCGA because, effective October 27, 1997, the Partnership began recognizing its share of income from the property using the equity method of accounting.

During the three- and six-month periods ended June 30, 1998,
property  operating  expenses  decreased  by  $987,000   and
$1,227,000, respectively, as a result of the sale and loss of the Discontinued Properties. Property operating expenses also decreased at the 401 East Ontario Street property by approximately $639,000 and $3,146,000 for the three- and six-months periods due to the absence of expenditures for repairs and related litigation incurred during 1997 (such costs totaled $1,128,000 and $2,185,000 for the three- and six-month periods ended June 30, 1997, respectively) and due to the first quarter 1998 receipt of a $1.2 million settlement for litigation concerning repairs made at the property during 1995-1997 (See Note 2 to the consolidated financial statements). Property operating expenses at the Deptford Crossing property were $122,000 and $159,000 during the three-month periods ended June 30, 1998 and 1997,

             DEAN WITTER REALTY YIELD PLUS, L.P.

respectively, and $225,000 and $322,000 during the six-month periods ended June 30, 1998 and 1997, respectively.

During the three- and six-month periods ended June 30, 1998, depreciation and amortization expenses decreased by a total of $737,000 and $1,398,000, respectively, as a result of the sale and loss of the Discontinued Properties. Depreciation and amortization expenses at the Deptford Crossing property were $93,000 and $92,000 during the three months ended June 30, 1998 and 1997, respectively, and $186,000 and $185,000 during the six months ended June 30, 1998 and 1997, respectively.

During the three- and six-month periods ended June 30, 1998, interest expense decreased by $201,000 and $403,000, respectively, due to the extinquishment of the mortgage note secured by the Genessee property upon the loss of such property in August 1997.

There were no other individually significant factors which caused changes in revenues or expenses.

A summary of the markets where the Partnership's remaining properties are located, and the performance of each property is as follows:

Currently, the vacancy rate in the downtown Boston office market, the location of One Congress Street, is less than 7% and rental rates are still increasing but at a slower pace. There is no significant new construction in this market. The lease with GSA (for approximately 70% of the office space) is scheduled to expire no earlier than July 31, 2002. The remaining 30% of the office space remained vacant. The lease for 100% of the parking lot space at the property with Kinney Systems, Inc. expires in 2003. In 1998, the retail space, which is not a significant portion of the overall space, remained substantially vacant.

Currently, the vacancy rate in the retail market in Deptford, New Jersey, the location of Deptford Crossing, is approximately 5%. During the second quarter of 1998, occupancy at the property increased from 76% to 81%. No significant leases expire before 2001.

             DEAN WITTER REALTY YIELD PLUS, L.P.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.
             DEAN WITTER REALTY YIELD PLUS, L.P.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

       On   July  17,  1998,  the  Delaware  Chancery  Court
       granted   the  defendants'  motion  to  dismiss   the
       complaint in the Consolidated Action.

Item 6.   Exhibits and Reports on Form 8-K.

           (a) Exhibits.
           An  exhibit index has been filed as part of  this
       Report on      Page E1.

          (b)   Report on Form 8-K.
                Report dated April 3, 1998 regarding the sale of the Michelson property.
             DEAN WITTER REALTY YIELD PLUS, L.P.

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


                            DEAN WITTER REALTY YIELD PLUS,
L.P.

                         By:  Dean Witter Realty Yield Plus
Inc.
                            Managing General Partner


Date:                    August 13, 1998     By:  /s/E.
Davisson Hardman, Jr.
                         E. Davisson Hardman, Jr.
                         President

Date:                    August 13, 1998     By:  /s/Charles
M. Charrow
                         Charles M. Charrow
                         Controller
                         (Principal Financial and
Accounting Officer)
             DEAN WITTER REALTY YIELD PLUS, L.P.

                 Quarter Ended June 30, 1998

                        Exhibit Index




Exhibit No.              Description

   27                    Financial Data Schedule






























                             E1