Form 10-Q
period 1998-09-30
DEAN WITTER REALTY YIELD PLUS L P
filed 1998-11-16
CIK 810116

7





                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

    [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
             For the period ended September 30, 1998

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

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

               DEAN WITTER REALTY YIELD PLUS, L.P.
                   CONSOLIDATED BALANCE SHEETS
                                             September 30,
December 31,
                                                 1998      1997
                             ASSETS
Real estate:
 Land                                                  $
2,204,747                                    $  6,267,858
 Buildings and improvements                   10,455,047
44,072,371
                                              12,659,794
50,340,229
 Accumulated depreciation                      1,883,211
5,847,422
                                              10,776,583
44,492,807

Real estate held for sale                          -
36,896,371

Investment in unconsolidated partnership      19,151,640
19,721,195

Cash and cash equivalents                      4,096,995
4,584,786

Deferred expenses, net                            49,134
882,731

Other assets                                     295,447
1,384,385

                                             $34,369,799
$107,962,275

                LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and other liabilities       $   483,186    $
3,343,047

Minority interest                                  -
18,544,593

Mortgage notes payable                             -
10,566,268

                                                 483,186
32,453,908

Partners' capital (deficiency):
 General partners                             (7,464,010)
(7,472,965)
 Limited partners ($20 per Unit, 8,909,969 Units issued
  and outstanding)                            41,350,623
82,981,332

  Total partners' capital                     33,886,613
75,508,367
                                             $34,369,799
$107,962,275
  See accompanying notes to consolidated financial statements.

               DEAN WITTER REALTY YIELD PLUS, L.P.

              CONSOLIDATED STATEMENTS OF OPERATIONS

     Three and nine months ended September 30, 1998 and 1997

                              Three months ended
Nine months ended
                                 September 30,
September 30,
                              1998     1997       1998      1997
Revenues:
 Rental                             $   934,278
$4,495,470                $ 7,653,510         $13,126,885
 Gains on sales of real estate       39,941,559              -
65,193,458                      -
 Equity in earnings of
  unconsolidated partnership            277,913              -
143,198                         -
 Interest on participating mortgage
  loan                                    -      174,071
-     349,011
 Interest on cash equivalents and other
 revenues                    196,680            154,617
 755,263                     525,279

                           41,350,430          4,824,158
73,745,429                 14,001,175

Expenses:
 Property operating           388,189          2,703,633
2,393,749                   9,193,427
 Depreciation                  72,871            970,143
676,355                     2,917,233
 Amortization                   2,752            106,388
90,420                        301,364
 Interest                      34,117            296,517
404,509                     1,096,918
 General and administrative             116,086
242,589                       390,594             724,337

                              614,015          4,319,270
3,955,627                  14,233,279

Income (loss) before minority interest         40,736,415
504,888                    69,789,802            (232,104)

Minority interest               -                212,069
13,238,547                    646,125

Income (loss) before extraordinary item        40,736,415
292,819                    56,551,255            (878,229)
Extraordinary item:
 Gain on extinguishment of debt
  due to foreclosure            -      406,380                -
406,380

Net income (loss)         $40,736,415         $  699,199
$56,551,255               $  (471,849)

Net income (loss) allocated to:
 Limited partners         $40,656,930         $  629,279
$56,147,290               $  (424,664)
 General partners              79,485             69,920
403,965                       (47,185)

                          $40,736,415         $  699,199
$56,551,255               $  (471,849)



                           (continued)

  See accompanying notes to consolidated financial statements.

               DEAN WITTER REALTY YIELD PLUS, L.P.

              CONSOLIDATED STATEMENTS OF OPERATIONS

     Three and nine months ended September 30, 1998 and 1997

                           (continued)

                              Three months ended
Nine months ended
                                 September 30,
September 30,
                              1998     1997       1998      1997
Net income (loss) per Unit of limited
 partnership interest:

  Net income (loss) before
   extraordinary item     $      4.56         $      .03    $
6.30 $      (.09)

  Extraordinary gain            -          .04                -
 .04

  Net income (loss)       $      4.56         $      .07    $
6.30 $      (.05)

































  See accompanying notes to consolidated financial statements.

               DEAN WITTER REALTY YIELD PLUS, L.P.

    CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIENCY)

              Nine months ended September 30, 1998

                                   Limited   General
                                   Partners  Partners     Total
Partners' capital (deficiency)
 at January 1, 1998                $ 82,981,332
$(7,472,965)                       $ 75,508,367

Net income                           56,147,290
403,965                              56,551,255

Cash distributions                  (97,777,999)
(395,010)                           (98,173,009)

Partners' capital (deficiency)
 at September 30, 1998             $ 41,350,623
$(7,464,010)                       $ 33,886,613






























  See accompanying notes to consolidated financial statements.

               DEAN WITTER REALTY YIELD PLUS, L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

          Nine months ended September 30, 1998 and 1997

                                                   1998     1997
Cash flows from operating activities:
 Net income (loss)                            $  56,551,255 $
(471,849)
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Gains on sales of real estate                (65,193,458)
-
   Minority interest in earnings of consolidated partnership
13,238,547                                        646,125
Depreciation and amortization                       766,775
3,218,597
   Equity in earnings of unconsolidated partnership
(143,198)                                           -
   Gain on extinguishment of debt                    -
(406,380)
   Increase in deferred expenses                   (212,967)
(324,898)
   Decrease in other assets                         612,407
506,396
   (Decrease) increase in accounts payable and other liabilities
(2,859,861)                                       320,575

     Net cash provided by operating activities
2,759,500                                       3,488,566

Cash flows from investing activities:
 Proceeds from sales of real estate, net of closing costs
136,935,777                                         -
 Distributions from unconsolidated partnership
1,305,175                                           -
 Contributions to unconsolidated partnership       (592,422)
-
 Additions to real estate                          (373,404)
(758,350)

     Net cash provided by (used in) investing activities
137,275,126                                      (758,350)

Cash flows from financing activities:
 Cash distributions                             (98,173,009)
(3,860,988)
 Minority interest in distributions from consolidated partnership
(31,954,354)                                   (1,490,771)
 Contributions by minority interest to consolidated partnership
171,214                                           311,484
 Repayments of mortgage note payable            (10,566,268)
(546,814)

     Net cash used in financing activities     (140,522,417)
(5,587,089)

Decrease in cash and cash equivalents              (487,791)
(2,856,873)

Cash and cash equivalents at beginning of period
4,584,786                                       6,799,320

Cash and cash equivalents at end of period    $   4,096,995 $
3,942,447

Supplemental disclosure of cash flow information:
 Cash paid for interest                       $     404,509 $
794,027




                           (continued)

  See accompanying notes to consolidated financial statements.

               DEAN WITTER REALTY YIELD PLUS, L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

          Nine months ended September 30, 1998 and 1997

                           (continued)

                                                   1998     1997
Supplemental disclosure of non-cash investing activities:

 Reclassification of real estate held for sale:
  Real estate:
   Land                                                 $     -
$ 1,387,066
   Building and improvements                        -
7,171,556
   Accumulated depreciation                         -
(3,450,083)

   Real estate held for sale                  $     -   $
5,108,539

Supplemental disclosures of non-cash financing activities:

 Extinguishment of debt and loss of real estate through
foreclosure:
  Balance due on mortgage note payable        $     -
$(8,590,000)
  Write-off:
   Real estate:
     Land                                           -
1,809,535
     Building                                       -
6,830,465
     Accumulated depreciation                       -
(565,640)
                                                    -
8,074,360

     Decrease in other assets                       -
112,010
     Decrease in accounts payable and other liabilities       -
(2,750)

 Gain on extinguishment of debt due to foreclosure      $     -
$  (406,380)


















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

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim periods. Except for the gain on the sale of the 401 East Ontario Street property in the third quarter of 1998, the gain on the sale of the Michelson property in the second quarter of 1998 and reserves of uncollected interest relating to the participating mortgage loan in each quarter of 1997, such adjustments consist only of normal recurring accruals.

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

3. Sales of Real Estate

Pursuant to a Purchase and Sale Agreement dated as of December 26, 1997, DMA agreed to sell to SC Enterprises ("SCE") DMA's 90% general partnership interest in Michelson Company Limited Partnership (the "Company"), owner of the Michelson property, and two promissory notes (totaling approximately $1.2 million) due from SCE for a negotiated aggregate sale price of $64 million. SCE, an affiliate of the developer of the property, owned the remaining 10% limited partnership interest in the Company. SCE assigned its right to purchase the interest in the Company to Spieker Properties, L.P., which is not affiliated with the Partnership, its affiliated partnerships or SCE.

As a result of the agreement, the Partnership reclassified the net carrying value of the Michelson property to real estate held for sale on December 31, 1997.

             DEAN WITTER REALTY YIELD PLUS, L.P.

         Notes to Consolidated Financial Statements

The sale price was received in cash at closing on April 3, 1998. On April 28, 1998, the Partnership distributed approximately $32.4 million ($3.635 per Unit), its share of the net proceeds from the sale, 100% to the Limited Partners. The Partnership's share of the gain on sale of the property was approximately $12.6 million; such gain was allocated 100% to the Limited Partners in accordance with the Partnership Agreement.

Pursuant to a Purchase and Sale Agreement dated July 17, 1998 (the "Agreement"), the Partnership sold the 401 East Ontario Street property on the date of the Agreement to Streeterville Development Associates, LLC ("SDA"), for a negotiated sale price of $74.5 million. SDA is an unaffiliated party; however, Draper and Kramer Inc., which owns 37.5% of SDA, was the manager of the 401 East Ontario property while it was owned by the Partnership. The Partnership used a portion of the sales proceeds to repay the mortgage note payable.

As a result of the above transactions, on July 17, 1998, the Partnership received sales proceeds, net of the mortgage note repayment, closing costs and other deductions, of approximately $62.8 million. On July 31, 1998, the Partnership distributed approximately $61.8 million of such proceeds 100% to Limited Partners ($6.94 per Unit). The Partnership's gain on the sale of this property was approximately $39.9 million and was allocated 100% to the Limited Partners in accordance with the Partnership Agreement.

4. Investment in Unconsolidated Partnership
Summarized financial information of GCGA is as follows:
                           Three months ended           Nine
months ended
                                      September          30,
September 30,
                          1998     1997      1998     1997
Revenues               $  3,141,144        $  2,995,764    $
8,294,913             $ 8,732,021

Expenses:
   Interest   on  second  mortgage  loan           1,946,877
2,073,987               5,522,127          6,154,330
   Other   interest             948,068              886,182
2,845,186               2,658,544
   Property   operating       1,521,155            1,148,417
4,468,924               3,408,139
      Depreciation     and     amortization          459,082
485,036                 1,377,246          1,455,108

                            4,875,182              4,593,622
14,213,483             13,676,121
Net    loss                $(1,734,038)         $(1,597,858)
$(5,918,570)          $(4,944,100)

             DEAN WITTER REALTY YIELD PLUS, L.P.

         Notes to Consolidated Financial Statements

GCGA's second mortgage loan is the participating mortgage loan from the Partnership (58%) and Dean Witter Realty Yield Plus II L.P., an affiliated partnership (42%). Prior to October 27, 1997, the Partnership recognized interest income on this loan and reserved any interest not paid by GCGA (during the nine months ended September 30, 1997, GCGA paid to the Partnership $349,011 of $2,055,353 total interest due). Effective October 27, 1997, the Partnership began recognizing its share of GCGA's earnings exclusive of GCGA's interest expense on the second mortgage loan.

5. Related Party Transactions

In 1998 and 1997, Realty and an affiliate of Realty provided property management services for the Deptford Crossing and Michelson properties, and, in 1997 only, the Genessee Crossing and Greenway Pointe properties. The Partnership paid Realty and its affiliate management fees of approximately $64,000 and $179,000 during the nine months ended September 30, 1998 and 1997, respectively. These amounts are included in property operating expenses.

Realty performs administrative functions, processes certain investor transactions and prepares tax information for the Partnership. For the nine-month periods ended September 30, 1998 and 1997, the Partnership incurred approximately $223,000 and $295,000, respectively, for these services. These amounts are included in general and administrative expenses.

As of September 30, 1998, Realty and its affiliate were owed approximately $33,000 for the above-mentioned services.

6. Litigation

Various public partnerships sponsored by Realty (including the Partnership and its Managing General Partner) were defendants in a class action lawsuit. On July 17, 1998, the Delaware Chancery Court granted the defendants' motion to dismiss the complaint in the lawsuit. The Plaintiffs filed a notice of appeal from the Court's order.

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

The Partnership sold the 401 East Ontario Street property on July 17, 1998 for approximately $74.5 million (see Note 3 to the consolidated financial statements). The Partnership repaid the mortgage note payable with proceeds from the sale, and on July 31, 1998, the Partnership distributed approximately $61.8 million ($6.94 per Unit) of the net proceeds from the sale 100% to Limited Partners. In 1998, the property generated cash flow from operations of approximately $3.1 million.

As a result of the 1998 property sales, the November 1997 sale of the Greenway Pointe office building and the August 1997 loss of the Genessee Crossing shopping center, Partnership cash flow from operations decreased during the nine-months ended September 30, 1998 compared to 1997.

The Managing General Partner is currently marketing for sale the Deptford Crossing property. The partnership which owns the One Congress Street property ("GCGA") has begun to market its property for sale during the fourth quarter of 1998. There can be no assurance that these properties will be sold.
             DEAN WITTER REALTY YIELD PLUS, L.P.

During the nine months ended September 30, 1998, all of the Partnership's remaining property interests generated positive cash flow from operations, and it is anticipated that the Deptford Crossing and One Congress Street properties will continue to do so during the period the Partnership continues to own these property interests.

During the nine months ended September 30, 1998, the Partnership incurred capital costs of approximately $415,000, primarily for tenant-related capital expenditures at the Michelson (net of contributions by the minority interest) and Deptford Crossing properties.

During the nine months ended September 30, 1998, distributions to investors (excluding the distribution of sale proceeds), capital expenditures, contributions to GCGA and distributions to the minority interest (excluding the distribution of sale proceeds) exceeded cash flow from operations of real estate (net of minority interest share) and distributions from GCGA. This deficiency was funded with Partnership cash reserves.

On May 8, 1998, the Partnership distributed $0.151 per Unit from cash reserves to the Limited Partners. This cash distribution aggregated $1,494,894, with $1,345,405 distributed to Limited Partners and $149,489 distributed to General Partners.

GCGA and the Government Services Administration ("GSA"), the sole tenant of the office space at the One Congress Street property, amended their lease to expand GSA's occupancy by approximately 20,000 square feet and postpone GSA's right to exercise its one-time option to terminate its lease on all or a portion of its space to the year ending July 31, 2004. In return, GCGA will fund tenant improvements of up to $2,580,000; $1,250,000 of this amount (plus interest at 8%) will be repaid by GSA in monthly installments over five years. In addition, GCGA is required to fund leasing commissions of up to $1,560,000. The maximum amount of the Partnership's share of the above-mentioned tenant-related expenditures (58%) is approximately $2,400,000 (of which $725,000 would be repaid by GSA, as described above); the Partnership has paid approximately $592,000 of these expenditures through September 30, 1998.

GCGA is currently negotiating to lease the remaining vacant office space at the One Congress Street property (approximately 23% of the space) to a new tenant; as a result, GCGA may incur significant capital expenditures

             DEAN WITTER REALTY YIELD PLUS, L.P.

and  leasing  commissions to fill  the  vacant  space.   The
Partnership will be required to fund its 58% share of GCGA's capital expenditures.

The Managing General Partner believed that the Partnership did not have sufficient cash reserves to fully fund its potential liability for its share of capital expenditures and leasing commissions at the One Congress Street property and other Partnership cash requirements. Therefore, in order to increase cash reserves, the Partnership did not pay its second and third quarter distributions, and withheld approximately $900,000 from the distribution of proceeds from the sale of the 401 East Ontario Street property to Limited Partners. Generally, future cash distributions will be paid from proceeds received from the sales of the Deptford Crossing and One Congress Street properties and cash reserves.

Deferred expenses, other assets and accounts payable and other liabilities decreased in 1998 primarily as a result of the sale of the Michelson and 401 East Ontario Street properties.

Except as discussed above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations

Fluctuations in the Partnership's operating results for  the three-  and  nine-month  periods ended  September  30,  1998
compared   to  1997  are  primarily  attributable   to   the
following:

During the three- and nine-month periods, rental income decreased by approximately $3,668,000 and $6,470,000, respectively, as a result of the sales of the Greenway Pointe (November 1997), Michelson (April 1998) and 401 East Ontario (July 1998) properties and the loss through foreclosure of the Genessee Crossing property (August 1997) (collectively, the "Discontinued Properties"). The decrease caused by the Discontinued Properties during the nine-month period ended September 30, 1998 was partially offset by an increase in rental revenue at the 401 East Ontario Street property of approximately $900,000. This increase resulted from higher occupancy and rental rates at the property in 1998 and the discontinuance of rental concessions and free rent.
             DEAN WITTER REALTY YIELD PLUS, L.P.

The  1998 gains on sales of real estate consist of gains  on the Michelson property, of approximately $25.2 million in the second quarter (the minority interest share of the gain was approximately $12.7 million), and the 401 East Ontario property, of approximately $39.9 million in the third quarter.

In 1998, there was no interest recorded on the Partnership's participating mortgage loan to GCGA because, effective October 27, 1997, the Partnership began recognizing its share of income from the property using the equity method of accounting.

During the three- and nine-month periods, interest on cash equivalents increased due to interest earned on the proceeds from the 1998 property sales before such proceeds were distributed to Limited Partners.

During the three- and nine-month periods, property operating expenses decreased by $1,482,000 and $2,470,000, respectively, as a result of the sale and loss of the Discontinued Properties. Property operating expenses also decreased at the 401 East Ontario Street property in these periods due to the absence of expenditures for repairs and related litigation (such costs totaled $810,000 and
$2,995,000  for  the  three- and  nine-month  periods  ended
September 30, 1997, respectively) and due to the first quarter 1998 receipt of a $1.2 million settlement for litigation concerning repairs made at the property during 1995-1997 (See Note 2 to the consolidated financial statements).

During the three- and nine-month periods, depreciation and amortization expenses decreased by a total of $1,001,000 and $2,452,000, respectively, as a result of the sale and loss of the Discontinued Properties.

During the three- and nine-month periods, interest expense decreased by approximately $162,000 and $188,000, respectively, due to the repayment of the mortgage note payable on July 17, 1998. In these periods, interest expense also decreased by $100,000 and $503,000, respectively, due to the extinguishment of the mortgage note secured by the Genessee property upon the loss of such property in August 1997.

There were no other individually significant factors which caused changes in revenues or expenses.

A summary of the markets where the Partnership's remaining properties are located, and the performance of each property is as follows:
             DEAN WITTER REALTY YIELD PLUS, L.P.

Currently, the vacancy rate in the downtown Boston office market, the location of One Congress Street, is approximately 7%, and rental rates in this market are stable. There is no significant new construction in this market. The lease with GSA has been amended to include additional space that was occupied starting October 1998. The current lease is scheduled to expire no earlier than August 1, 2003. The remaining 23% of the office space is currently vacant. The lease for 100% of the parking lot space at the property with Kinney Systems, Inc. expires in 2003. As part of the amended lease with GSA, GSA also leased a small portion of retail space; however, the retail space, which is not a significant portion of the overall space, remained substantially vacant.

Currently, the vacancy rate in the retail market in Deptford, New Jersey, the location of Deptford Crossing, is approximately 5%. During the third quarter of 1998, occupancy at the property remained at approximately 81%. No significant leases expire before 2001.

During the nine-month period ended September 30, 1998, the Deptford property incurred rental revenues, property operating expenses and depreciation and amortization expenses of approximately $1,371,000, $355,000 and $261,000, respectively.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.
             DEAN WITTER REALTY YIELD PLUS, L.P.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

       On August 14, 1998, the plaintiff in the Consolidated Action filed a notice of appeal from the order of the Delaware Chancery Court which granted the defendants' motion to dismiss the complaint.

Item 6.   Exhibits and Reports on Form 8-K.

           (a) Exhibits.
           An  exhibit index has been filed as part of  this
       Report on      Page E1.

          (b)   Report on Form 8-K.
                Report dated July 17, 1998 regarding the sale of the 401 East Ontario property.
             DEAN WITTER REALTY YIELD PLUS, L.P.

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


                            DEAN WITTER REALTY YIELD PLUS,
L.P.

                         By:  Dean Witter Realty Yield Plus
Inc.
                            Managing General Partner


Date:                    November 16, 1998   By:  /s/E.
Davisson Hardman, Jr.
                         E. Davisson Hardman, Jr.
                         President

Date:                    November 16, 1998   By:  /s/Charles
M. Charrow
                         Charles M. Charrow
                         Controller
                         (Principal Financial and
Accounting Officer)
             DEAN WITTER REALTY YIELD PLUS, L.P.

              Quarter Ended September 30, 1998

                        Exhibit Index




Exhibit No.              Description

   27                    Financial Data Schedule































                             E1