Form 10-K405
period 1998-12-31
DEAN WITTER REALTY YIELD PLUS L P
filed 1999-03-29
CIK 810116

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X|              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

                                       OR

|_|             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________.

                         Commission File Number 0-18148

                       DEAN WITTER REALTY YIELD PLUS, L.P.
         ---------------------------------------------------------------
         (Exact name of registrant as specified in governing instrument)

       Delaware                                          13-3426531
-----------------------                        ---------------------------------
(State of organization)                        (IRS Employer Identification No.)

   2 World Trade Center, New York, NY                      10048
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (212) 392-1054

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
       None                                            None

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                      -------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes |X|    No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not Applicable

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

The proceeds from the offering were used to make investments in six participating mortgage loans and land leases secured by interests in real property. Additionally, proceeds were used to make an investment in a short-term loan secured by eleven partnership interests. The Partnership subsequently acquired equity interests in the real estate securing all of the loans through foreclosure or through transfers of ownership in lieu of foreclosure. All property interests but three were sold to unaffiliated purchasers or lost through foreclosure prior to December 31, 1998. The Partnership's remaining property interests are described in Item 2 below.

The Partnership's remaining property interests currently are being marketed for sale, with the objective of completing sales of such interests during 1999. There can be no assurance that these interests will be sold.

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

ITEM 2. PROPERTIES

The Partnership's principal offices are located at Two World Trade Center, New York, New York 10048. The Partnership has no other offices.

As of December 31, 1998, the Partnership owned the following interests in real estate. Generally, the leases pertaining to the properties provide for pass-throughs to the tenants of their pro-rata share of certain operating expenses. In the opinion of the Managing General Partner, all of the properties are adequately covered by insurance.

                                Date of         Initial       Net Rentable              Type of
  Property,                   Completion/      Investment2       Area               Ownership of
Location and Type             Acquisition1       ($000)       (000 sq. ft.)       Land & improvements
-------------------------------------------------------------------------------------------------------
Deptford Crossing             1991/1992          $18,291        200             100% through interests
   Deptford, NJ                                                                 in general partnerships
   shopping center                                                              and corporations.

One Congress Street3          1990,91/1997       $19,500        office-246      58% general partner-
   Boston, MA                                                    retail-37      ship interest.4
   office building and
     garage

Military Crossing             N/A/1994           $300           .6 acres        100% through interests
   Norfolk, VA                                                                  in general partnerships
   unimproved land                                                              and corporations.

------

1.    Acquisition date is date of foreclosure or in-substance foreclosure.

2. The lower of estimated fair value of property or net carrying value of loan at acquisition date.

3. Property is subject to a mortgage loan. In 1997, the Partnership acquired an equity interest in the property. See Note 6 to the consolidated financial statements.

4. Dean Witter Realty Yield Plus II, L.P., an affiliate, owns the remaining 42% general partnership interest. The total net carrying value of the general partnership interest at the acquisition date was approximately $33.4 million.

In 1998, the Partnership sold the 401 East Ontario Street residential building, located in Chicago, Illinois, and the unimproved land (known as Pine Ridge) in Flint, Michigan. Also, in 1998, the Michelson joint venture (which is owned 50.81% by the Partnership and 49.19% by Dean Witter Realty Yield Plus II, L.P., an affiliate) sold its three office buildings, located in Irvine, California.

Each property, except the unimproved land, was built with on-site parking facilities.

An affiliate of Realty was the property manager for the Michelson and Deptford Crossing properties in 1998.

Further information relating to the Partnership's properties is included in Item 7 and Notes 4, 5, 6, 7 and 8 to the consolidated financial statements in Item 8 below.

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

On February 14, 1996, a purported class action lawsuit (the "Schectman Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, Dean Witter, Discover & Co. (now known as Morgan Stanley Dean Witter & Co., "MWD") and DWR as defendants was filed in the Chancery Court of Delaware for New Castle County (the "Delaware Chancery Court"). On February 23, 1996, a purported class action lawsuit (the "Dosky Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, MWD, DWR and others as defendants was filed in the Delaware Chancery Court. On February 29, 1996, a purported class action lawsuit (the "Segal Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, DWR, MWD and others as defendants was filed in the Delaware Chancery Court. On March 13, 1996, a purported class action lawsuit (the "Young Action") naming the Partnership, other unidentified limited partnerships, MWD, DWR and others as defendants was filed in the Circuit Court for Baltimore City in Baltimore, Maryland. The defendants removed the Young Action to the United States District Court for the District of Maryland.

Thereafter, the Schectman Action, the Dosky Action and the Segal Action were consolidated in a single action (the "Consolidated Action") in the Delaware Chancery Court. The Young Action was dismissed without prejudice. The plaintiffs in the Young Action and the Grigsby Action joined the Consolidated Action. The Grigsby Action remains stayed indefinitely subject to being reopened for good cause.

On October 7, 1996, the plaintiffs in the Consolidated Action filed a First Consolidated and Amended Class Action Complaint naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, MWD, DWR and others as defendants. This complaint alleges breach of fiduciary duty and seeks an accounting of profits, compensatory damages in an unspecified amount, possible liquidation of the Partnership under a receiver's supervision and other equitable relief. The defendants filed a motion to dismiss this complaint on December 10, 1996.

On July 17, 1998, the Delaware Chancery Court granted the defendants' motion to dismiss the complaint in the Consolidated Action. The plaintiffs filed a notice of appeal from the Chancery Court's order on August 14, 1998. Oral argument on the appeal was heard by the Delaware Supreme Court on January 5, 1999. The Delaware Supreme Court affirmed the Chancery Court's dismissal of the Consolidated Action on January 6,1999.

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

As of February 28, 1999, there were 14,971 holders of limited partnership interests.

The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make distributions of cash to its partners. Pursuant to the Partnership Agreement, distributable cash, as defined, is paid 90% to the Limited Partners and 10% to the general partners (the "General Partners"). Pursuant to the Partnership Agreement, $1,239,345 of the General Partner's share of such net cash flow distributable to them through December 31, 1990, was deferred subject to receipt by the Limited Partners of an 8% annual return on their invested capital through that date.

During the year ended December 31, 1998, the Partnership paid cash distributions aggregating $10.97 per Unit (including approximately $10.58 per Unit from proceeds from the sales of the Michelson and 401 East Ontario properties, which were paid 100% to the Limited Partners). The total distributions amounted to $98,173,009, with $97,777,999 distributed to the Limited Partners and $395,010 distributed to the General Partners. During the year ended December 31, 1997, the Partnership paid cash distributions aggregating $1.71 per Unit (including a distribution of approximately $1.19 from proceeds from the sale of the Greenway Pointe property, which was paid 100% to the Limited Partners.). Total distributions were $15,750,550, with $15,235,751 distributed to the Limited Partners and $514,799 to the General Partners.

The Partnership has not made a regular distribution of distributable cash since the 1998 first quarter distribution (paid in April) and does not anticipate making regular distributions to its partners in the future. Generally, future cash distributions will be paid from proceeds received from the sales of the One Congress Street and Deptford Crossing properties and cash reserves.

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

ITEM 6. SELECTED FINANCIAL DATA

The following sets forth a summary of selected financial data for the
Partnership:

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                             For the years ended December 31, 1998, 1997, 1996, 1995 and 1994

                              19981             19972               19963               19954             1994
-----------------------------------------------------------------------------------------------------------------
Total revenues       $  74,796,181      $  24,706,819       $  20,071,013        $  34,399,506   $     29,051,935

Income (loss)
   before extra-
   ordinary item     $  57,364,812      $   6,322,426       $  (1,785,073)       $   1,343,582   $      4,024,6465

Extraordinary item   $          --      $     548,3956      $          --        $          --   $        626,3757

Net income (loss)    $  57,364,812      $   6,870,821       $  (1,785,073)       $   1,343,582   $      4,651,0215

Per Unit of
   limited
   partnership
   interest:
     Income (loss)
     before extra-
     ordinary item   $        6.39      $         .69       $        (.18)       $         .17   $            .41

     Extraordinary
       item          $          --      $         .06       $          --        $          --   $            .06

     Net income
       (loss)        $        6.39      $         .75       $        (.18)       $         .17   $            .47

Cash distribution
   paid per Unit
   of limited
   partnership
   interest8         $       10.979     $        1.7110     $        1.2611      $         .60   $            .60

Total assets at
   December 31       $  35,082,602      $ 107,962,275       $ 126,752,827        $ 141,753,976   $    195,810,917

Long-term debt due
   after one year    $          --      $  10,566,268       $          --        $  19,823,736   $     66,887,850


1. Total revenues include gains on the sales of the Michelson property ($25.2 million), the 401 East Ontario property ($39.8 million) and the Pine Ridge land ($0.4 million). Net income includes these gains, reduced by the minority interest share of the gain on Michelson ($12.7 million).

2. Total revenues, income before extraordinary item and net income include reserves of $1.6 million of accrued but unpaid interest on the One Congress Street participating mortgage loan, and $5.2 million gain on sale of the Greenway Pointe property.

3. Total revenues and net loss include reserves of $0.7 million of accrued but unpaid interest on the One Congress Street participating mortgage loan, and net loss also includes a $1.0 million impairment loss on principal of the One Congress Street participating mortgage loan.

4. Total revenues and net income include a $3.3 million gain on sale of three shopping centers and net income is net of a $6.9 million loss on impairment of real estate.

5. Income before extraordinary item and net income are net of a $1.7 million impairment loss on the principal of the One Congress Street participating mortgage loan.

6.    Represents gain on extinguishment of debt through foreclosure.

7.    Represents gain on refinancing of debt.

8. Distributions paid to Limited Partners for the year ended December 31, 1998 included a return of capital of $7.14 per Unit, calculated as the excess of cash distributed per Unit over accumulated earnings per Unit not previously distributed. All distributions paid to Limited Partners in 1994
      - 1997 represent returns of capital.

9. Includes approximately $10.58 per Unit of proceeds from the sales of the Michelson and 401 East Ontario properties.

10. Includes approximately $1.19 per Unit of proceeds from sale of the Greenway Pointe property.

11. Includes approximately $0.72 per Unit of proceeds from the December 1995 sale of three shopping centers.

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

The Partnership originally invested in seven loans or land leases. Due to the past weakness in real estate markets, the properties securing the loans did not generate sufficient cash flow to fully service their debt. As a result, the Partnership acquired equity interests in all of the properties in which it originally invested, through foreclosure or transfers of ownership in lieu of foreclosure. No additional investments are planned.

In November 1997, the Partnership sold the Greenway Pointe property, and, in August 1997, the Partnerhsip lost the Genessee Crossing property through foreclosure by the lender of the first mortgage loan secured by the property. The Michelson, 401 East Ontario Street and Pine Ridge properties were sold in April 1998, July 1998 and November 1998, respectively. See Note 5 to the consolidated financial statements.

As a result of the sales and loss of properties in 1997 and 1998, Partnership cash flow from operations decreased during the year ended December 31, 1998 compared to 1997.

The Managing General Partner is currently marketing for sale the Deptford Crossing property and the unimproved land. The partnership which owns the One Congress Street property ("GCGA") began to market its property for sale during the fourth quarter of 1998. There can be no assurance that these properties will be sold.

The Partnership will not dissolve until the litigation with respect to the 401 East Ontario property, described in Note 4 to the consolidated financial statements, is resolved.

The retail market in Deptford, New Jersey, the location of Deptford Crossing, currently has a vacancy rate of 5%. During 1998, average occupancy at the property was 79%, and, at December 31, 1998, occupancy was 81% as compared to 77% at the prior year-end. Tenants occupying 10% or more of the property's space include T.J. Maxx (16%), Marshalls (14%), Office Max (13%) and Petsmart (10%); their leases expire in 2001, 2002, 2002 and 2003, respectively. The property is leased to eleven other tenants. No significant amount of leases expire before 2001.

Currently, the vacancy rate in the downtown Boston office market, the location of One Congress Street, is approximately 7% and rental rates in this market are stable. There is no significant new construction in this market. In 1998, GCGA and the Government Services Administration ("GSA") amended their lease to increase office space at the property from 70% to 82% starting October 1998. The GSA lease, as amended, is scheduled to expire no earlier than August 1, 2003. Also, in 1998, the remaining vacant office space at the property was leased to the Commonwealth of Massachusetts for a five year period beginning in January 1999. The lease for 100% of the parking lot space at the property with Kinney Systems, Inc. expires in 2003. GSA also leased a small portion of retail space in 1998. However, the retail space, which is not a significant portion of the overall space, remained substantially vacant.

As part of the amended lease between GCGA and GSA, GCGA will fund tenant improvements of up to $2,580,000; $1,300,000 of this amount (plus interest at 8%) will be repaid by GSA in monthly installments over five years. In addition, GCGA is required to fund leasing commissions of up to $1,409,000. The maximum amount of the Partnership's share of the above-mentioned tenant-related expenditures (58%) is approximately $2,315,000 (of which $754,000 would be repaid by GSA, as described above). The Partnership has paid approximately $1,306,000 of the expenditures through December 31, 1998.

As of December 31, 1998, the Partnership is also required to fund approximately $300,000, its share of the remaining costs of tenant improvements and leasing commissions per the new lease between the Commonwealth of Massachusetts and GCGA.

During the year ended December 31, 1998, all of the Partnership's remaining property interests generated positive cash flow from operations, and it is anticipated that the Deptford Crossing and One Congress Street properties will continue to do so in 1999.

During the year ended December 31, 1998, the Partnership incurred capital costs of approximately $657,000, primarily for tenant-related capital expenditures at the Michelson (net of contributions by the minority interest) and Deptford Crossing properties.

In July 1998, the Partnership used approximately $10.6 million of the proceeds it received from the sale of the 401 East Ontario Street property to repay its mortgage note payable (see Note 7 to the consolidated financial statements).

During the year ended December 31, 1998, the Partnership made cash distributions of cash flow from operations and proceeds from sales of properties. See Item 5.

During the year ended December 31, 1998, distributions to investors (excluding the distribution of sale proceeds), capital expenditures, contributions to GCGA and distributions to the minority interest (excluding the distribution of sale proceeds) exceeded cash flow from operations of real estate (net of minority interest share), distributions from GCGA and contributions from the minority interest. This deficiency was funded with Partnership cash reserves.

In addition to its commitment to contribute funds to GCGA in 1999, the Partnership had a commitment to fund $125,000 of capital expenditures at the Deptford Crossing property as of December 31, 1998.

The Managing General Partner believed that the Partnership did not have sufficient cash reserves to fully fund its potential liability for its share of capital expenditures and leasing commissions at the One Congress Street property and other Partnership cash requirements. Therefore, in order to increase cash reserves, the Partnership stopped paying its quarterly cash distributions after the 1998 first quarter distribution was paid in April 1998, and withheld approximately $900,000 from the distribution of proceeds from the sale of the 401 East Ontario Street property to Limited Partners. Also, the Partnership did not distribute any of the net sales proceeds (approximately $515,000) from the sale of the Pine Ridge land parcel. Generally, future cash distributions will be paid from proceeds received from the sales of the Deptford Crossing and One Congress Street properties and cash reserves.

Net deferred expenses, other assets and accounts payable and other liabilities decreased in 1998 primarily as a result of the sales of the Michelson and 401 East Ontario Street properties.

Except as discussed above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations

Fluctuations in the Partnership's operating results for the year ended December 31, 1998 compared to 1997 and 1997 compared to 1996 are primarily attributable to the following:

Rental revenues, property operating expenses, depreciation and amortization expenses, and general and administrative expenses decreased in 1998 compared to 1997 as a result of the sales of the Greenway Pointe, Michelson and 401 East Ontario Street properties and the loss through foreclosure of the Genesee Crossing property.

The 1998 decrease in rental revenue was partially offset by an increase in rental revenue at the 401 East Ontario Street property in the months preceding its sale. This increase resulted from higher occupancy and rental rates at the property in 1998 and the discontinuance of rental concessions and free rent. In 1997, rental revenue at the 401 East Ontario Street property increased as compared to 1996 by approximately $932,000 because of the discontinuance of rental concessions and free rent granted to tenants while repairs were being performed at the property, and because rental rates for certain apartment types at the property were raised during the year. The increased rental revenue at 401 East Ontario Street was partially offset by the loss of approximately $599,000 of rental income from the Genessee Crossing Shopping Center after it was foreclosed upon in August 1997.

In 1998, the gains on sales of real estate resulted from the sales of the Michelson, 401 East Ontario Street and Pine Ridge properties in April, July and November, respectively. In 1997, the gain on sale of real estate resulted from the sale of the Greenway Pointe property in November.

Because the Partnership began recognizing its share of income from the GCGA property using the equity method of accounting as of October 27, 1997

(see Note 6 to the consolidated financial statements), equity in earnings of unconsolidated partnership increased in 1998 compared to 1997, and no interest was recorded on the participating mortgage loan to GCGA in 1998. Interest on this loan decreased in 1997 compared to 1996 because $1,560,000 of reserves of uncollected interest was recognized from January 1, 1997 to October 27, 1997 (when the Partnership obtained control of the property) compared to $660,000 in 1996.

In 1998, interest on cash and cash equivalents increased because interest earned on the proceeds from the 1998 property sales (before such proceeds were distributed to Limited Partners) exceeded interest earned on sales proceeds in 1997. Interest income on cash and cash equivalents decreased in 1997 compared to 1996 because the Partnership funded a significant portion of capital expenditures and the repairs at the 401 East Ontario Street property from cash reserves and, accordingly, had less cash available for investment in 1997.

Property operating expenses also decreased in 1998 at the 401 East Ontario Street property due to the absence of expenditures for repairs (such costs totaled $2,750,000 in 1997) and due to the 1998 receipt of a $1.2 million settlement for litigation concerning repairs made at the property during 1995 through 1997 (see Note 4 to the consolidated financial statements). Property operating expenses decreased in 1997 compared to 1996 primarily because expenditures for the above-described repairs at 401 East Ontario Street were approximately $2,750,000 in 1997, compared to $4,850,000 in 1996. This decrease was partially offset by an increase in real estate taxes at the Michelson property in 1997 caused by the absence of real estate tax refunds (the Partnership received $508,000 of such refunds in 1996).

Interest expense decreased in 1998 compared to 1997 due to the extinguishment through foreclosure of the debt secured by the Genesee Crossing property in 1997 and the repayment of the debt secured by the 401 East Ontario property in 1998. Interest expense decreased by $314,000 in 1997 compared to 1996 because of the foreclosure on the Genessee Crossing shopping center in August 1997. This decrease was partially offset by an increase in the interest rate on the Deptford Crossing mortgage loan between the September 15, 1997 maturity date of the note and the December 30, 1997 repayment of the note.

General and administrative expenses decreased in 1997 compared to 1996 primarily due to additional costs incurred during the first quarter of 1996 related to the December 1995 sale of three shopping centers.

The extraordinary gain in 1997 resulted from the extinguishment of the mortgage note payable secured by the Genesee Crossing property.

There were no other individually significant factors which caused changes to revenues or expenses.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                                      INDEX

(a) Financial statements

                                                                            Page
                                                                            ----

Independent Auditors' Report
Consolidated Balance Sheets at December 31, 1998 and 1997 Consolidated Statements of Operations for the years ended
   December 31, 1998, 1997 and 1996
Consolidated Statements of Partners' Capital for the years
  ended December 31, 1998, 1997 and 1996
Consolidated Statements of Cash Flows for the years ended
   December 31, 1998, 1997 and 1996
Notes to Consolidated Financial Statements

(b) Financial statement schedule

Real Estate and Accumulated Depreciation                                     III

----------
All schedules other than those indicated above have been omitted because either the required information is not applicable or the information is shown in the consolidated financial statements or notes thereto.

Independent Auditors' Report

The Partners
Dean Witter Realty Yield Plus, L.P.:

We have audited the accompanying consolidated balance sheets of Dean Witter Realty Yield Plus, L.P. and consolidated partnerships (the "Partnership") as of December 31, 1998 and 1997, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included financial statement schedule III. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dean Witter Realty Yield Plus, L.P. as of December 31, 1998 and 1997, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                          Deloitte & Touche LLP
                                                       /s/Deloitte & Touche LLP

New York, New York
March 18, 1999

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                           Consolidated Balance Sheets

                           December 31, 1998 and 1997

                                                               1998             1997
------------------------------------------------------------------------------------
                                     ASSETS
Real estate:
   Land                                               $   2,070,000    $   6,267,858
   Buildings and improvements                            10,580,047       44,072,371
------------------------------------------------------------------------------------
                                                         12,650,047       50,340,229
   Accumulated depreciation                               1,954,876        5,847,422
------------------------------------------------------------------------------------
                                                         10,695,171       44,492,807

Real estate held for sale                                        --       36,896,371

Investment in unconsolidated partnership                 19,471,311       19,721,195

Cash and cash equivalents                                 4,555,260        4,584,786

Deferred expenses, net                                      157,127          882,731

Other assets                                                203,733        1,384,385
------------------------------------------------------------------------------------
                                                      $  35,082,602    $ 107,962,275
====================================================================================

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities                $     382,432    $   3,343,047

Mortgage notes payable                                           --       10,566,268

Minority interest                                                --       18,544,593
------------------------------------------------------------------------------------
                                                            382,432       32,453,908
------------------------------------------------------------------------------------

Partners' capital (deficiency):
   General partners                                      (7,405,208)      (7,472,965)
   Limited partners ($20 per Unit, 8,909,969 issued
     and outstanding)                                    42,105,378       82,981,332
------------------------------------------------------------------------------------

       Total partners' capital                           34,700,170       75,508,367
------------------------------------------------------------------------------------

                                                      $  35,082,602    $ 107,962,275
====================================================================================

          See accompanying notes to consolidated financial statements.

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   Years and December 31, 1998, 1997 and 1996

                                                                         1998           1997            1996
------------------------------------------------------------------------------------------------------------
Revenues:
   Rental                                                        $  8,003,462   $ 17,559,416    $ 17,014,283
   Gains on sales of real estate                                   65,403,728      5,242,166              --
   Equity in earnings of unconsolidated partnership                   462,869        264,862              --
   Interest on participating mortgage loan                                 --        697,153       2,098,555
   Interest on cash and cash equivalents                              449,572        178,585         476,051
   Other                                                              476,550        764,637         482,124
------------------------------------------------------------------------------------------------------------

                                                                   74,796,181     24,706,819      20,071,013
------------------------------------------------------------------------------------------------------------

Expenses:
   Property operating                                               2,492,122     11,241,228      13,009,606
   Depreciation                                                       748,020      3,673,145       3,918,119
   Amortization                                                        99,006        385,386         411,090
   Interest                                                           404,509      1,476,954       1,594,580
   General and administrative                                         468,674        673,852         996,930
   Losses on impairment of participating mortgage loan                     --             --         979,000
------------------------------------------------------------------------------------------------------------

                                                                    4,212,331     17,450,565      20,909,325
------------------------------------------------------------------------------------------------------------

Income (loss) before minority interests
   and extraordinary item                                          70,583,850      7,256,254        (838,312)

Minority interests                                                 13,219,038        933,828         946,761
------------------------------------------------------------------------------------------------------------

Income (loss) before extraordinary item                            57,364,812      6,322,426      (1,785,073)

Extraordinary item:
   Gain on extinguishment of debt through foreclosure                      --        548,395              --
------------------------------------------------------------------------------------------------------------

Net income (loss)                                                $ 57,364,812   $  6,870,821    $ (1,785,073)
============================================================================================================

Net income (loss) allocated to:
   Limited partners                                              $ 56,902,045   $  6,707,955    $ (1,606,566)
   General partners                                                   462,767        162,866        (178,507)
------------------------------------------------------------------------------------------------------------

                                                                 $ 57,364,812   $  6,870,821    $ (1,785,073)
============================================================================================================

Per Unit of limited partnership interest:
   Income (loss) before extraordinary item                       $       6.39   $        .69    $       (.18)
   Extraordinary item                                                      --            .06              --
------------------------------------------------------------------------------------------------------------

Net income (loss)                                                $       6.39   $        .75    $       (.18)
============================================================================================================

          See accompanying notes to consolidated financial statements.

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                  Consolidated Statements of Partners' Capital

                  Years ended December 31, 1998, 1997 and 1996

                                    Limited           General
                                    Partners          Partners         Total
--------------------------------------------------------------------------------
Partners' capital (deficiency)
   at January 1, 1996            $ 104,341,939    $  (6,407,938)   $  97,934,001

Net loss                            (1,606,566)        (178,507)      (1,785,073)

Cash distributions                 (11,226,245)        (534,587)     (11,760,832)
--------------------------------------------------------------------------------

Partners' capital (deficiency)
   at December 31, 1996             91,509,128       (7,121,032)      84,388,096

Net income                           6,707,955          162,866        6,870,821

Cash distributions                 (15,235,751)        (514,799)     (15,750,550)
--------------------------------------------------------------------------------

Partners' capital (deficiency)
   at December 31, 1997             82,981,332       (7,472,965)      75,508,367

Net income                          56,902,045          462,767       57,364,812

Cash distribution                  (97,777,999)        (395,010)     (98,173,009)
--------------------------------------------------------------------------------

Partners' capital (deficiency)
  at December 31, 1998           $  42,105,378    $  (7,405,208)   $  34,700,170
================================================================================

          See accompanying notes to consolidated financial statements.

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1998, 1997 and 1996

                                                                       1998               1997             1996
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                               $  57,364,812    $   6,870,821    $  (1,785,073)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Gains on sales of real estate                                   (65,403,728)      (5,242,166)              --
    Depreciation and amortization                                       847,026        4,058,531        4,329,209
    Minority interests in earnings of consolidated
      partnership                                                    13,219,038          933,828          946,761
    Gain on extinguishment of debt                                           --         (548,395)              --
    Equity in earnings of unconsolidated partnership                   (462,869)        (264,862)              --
    Losses on impairment of participating mortgage loan                      --               --          979,000
    Increase in deferred expenses                                      (329,546)        (379,406)        (204,560)
    Decrease in other assets                                            704,121          695,735          454,446
    Decrease in accounts payable and other liabilities               (2,960,615)         (90,608)        (777,135)
-----------------------------------------------------------------------------------------------------------------

      Net cash provided by operating activities                       2,978,239        6,033,478        3,942,648
-----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Proceeds from sales of real estate, net of closing
      costs                                                         137,280,794       10,600,353               --
  Additions to real estate                                             (498,404)        (856,266)      (2,696,891)
  Distributions from unconsolidated partnership                       2,252,968               --               --
  Contributions to unconsolidated partnership                        (1,540,215)        (116,000)              --
-----------------------------------------------------------------------------------------------------------------

      Net cash provided by (used in) investing
         activities                                                 137,495,143        9,628,087       (2,696,891)
-----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Cash distributions                                               (98,173,009)     (15,750,550)     (11,760,832)
   Repayments of mortgage notes payable                             (10,566,268)     (11,136,496)        (277,240)
   Borrowings under mortgage note payable                                    --       10,566,268               --
   Minority interest in distributions from
      consolidated partnerships                                     (31,934,845)      (1,884,766)      (2,297,113)
   Contributions by minority interest to
      consolidated partnerships                                         171,214          329,445          949,483
-----------------------------------------------------------------------------------------------------------------

      Net cash used in financing activities                        (140,502,908)     (17,876,099)     (13,385,702)
-----------------------------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                                   (29,526)      (2,214,534)     (12,139,945)

Cash and cash equivalents at beginning of year                        4,584,786        6,799,320       18,939,265
-----------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                          $   4,555,260    $   4,584,786    $   6,799,320
=================================================================================================================

                                   (continued)

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1998, 1997 and 1996
                                   (continued)


                                                                     1998         1997          1996
--------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $  404,509   $  1,476,954    $ 1,594,580
========================================================================================================

Supplemental disclosure of non-cash investing
  activities:
  Reclassification of real estate held for sale:
   Land                                                         $       --   $  4,080,416    $        --
   Building and improvements                                            --     45,012,801             --
   Accumulated depreciation                                             --    (12,196,846)            --
--------------------------------------------------------------------------------------------------------

  Real estate held for sale                                     $       --   $ 36,896,371    $        --
========================================================================================================

  Acquisition of investment in unconsolidated
   partnership resulting from restructuring
   of participating mortgage loan:
     Investment in participating mortgage loan, net             $       --   $ 18,995,382    $        --
     Deferred costs, net                                                --        344,951             --
--------------------------------------------------------------------------------------------------------

  Investment in unconsolidated partnership                      $       --   $ 19,340,333    $        --
========================================================================================================

Supplemental disclosures of non-cash
  financing activities:
   Extinguishment of debt and loss of real
     estate through foreclosure:
       Balance due on mortgage note payable                     $       --   $  8,590,000    $        --
--------------------------------------------------------------------------------------------------------

       Write-off of real estate:
       Land                                                             --     (1,709,535)            --
       Building                                                         --     (6,830,465)            --
       Accumulated depreciation                                         --        565,640             --
--------------------------------------------------------------------------------------------------------

                                                                        --     (7,974,360)            --
       Decrease in other assets                                         --        (67,245)            --
--------------------------------------------------------------------------------------------------------

  Gain on extinguishment of debt due to foreclosure             $       --   $    548,395    $        --
========================================================================================================

          See accompanying notes to consolidated financial statements.

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

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

The Partnership expects to sell its remaining real estate investments in 1999. Pursuant to the Partnership Agreement, the sale of the Partnership's last such investment will cause the dissolution of the Partnership. Thereafter, the Partnership will wind up its affairs, make a final cash distribution, and terminate. However, the Partnership will not dissolve until the litigation with respect to the 401 East Ontario property described in Note 4 is resolved.

2. Summary of Significant Accounting Policies

The financial statements include the accounts of the Partnership, DW Columbia Gateway Associates, DW Michelson Associates ("DMA"), DW Lakeshore Associates, Deptford Crossing Associates, DW Community Centers Limited Partnership, DW Maplewood Inc. and Hampton Crossing Associates (inactive in 1998 and 1997) on a consolidated basis.

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

The Partnership also periodically evaluated the collectibility of both interest and principal of the investment it held in the participating mortgage loan to determine whether it was impaired. The mortgage loan was considered to be impaired when, based on then-current information and events, it was probable that the Partnership would be unable to collect all amounts due according to the existing contractual terms of the loan.

When the mortgage loan was considered to be impaired, the Partnership established a valuation allowance which was equal to the difference between a) the carrying value of the loan, and b) the present value of the expected cash flows from the loan at its effective interest rate, or, for practical purposes, at the estimated fair value of the real estate collateralizing the loan.

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1998. The cash flows used to evaluate the recoverability of the assets and to determine fair value are based on good faith estimates and assumptions developed by the Managing General Partner. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs, which could be material, in subsequent years if real estate markets or local economic conditions change.

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

The accounting policies used for tax reporting purposes differ from those used for financial reporting purposes. For tax purposes, the Partnership's subsidiaries are not consolidated, and properties acquired by the subsidiaries are not treated as real estate owned by the Partnership. The Partnership recognizes its share of the subsidiaries' taxable income (which is net of interest expense on the participating mortgage loans which are still outstanding). For tax purposes, the Partnership also continues to recognize taxable interest income on its loans. The policies used by the subsidiaries to account for property operations for tax reporting purposes differ from those used by the Partnership for financial reporting purposes as follows: (a) depreciation is calculated using accelerated methods, (b) rental income is recognized based on the payment terms in the applicable leases, and (c) write-downs for impairments of real estate and the participating mortgage loan are not deductible. In addition, the Partnership's offering costs are treated differently for tax and financial reporting purposes. The tax basis of the Partnership's assets and liabilities is approximately $44.5 million higher than the amounts reported for financial statement purposes at December 31, 1998.

The implementation in 1998 of the Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income," and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for the Partnership's 1998 year-end financial statements, did not have any impact on the Partnership's financial statements.

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

Distributions paid to Limited Partners in 1998 included a return of capital of $7.14 per Unit, calculated as the excess of cash distributed per Unit over accumulated earnings per Unit not previously distributed. All distributions paid to Limited Partners in 1997 and 1996 represent returns of capital.

4. Real Estate

The locations, years of acquisition through foreclosure or in-substance foreclosure and net carrying values of the Partnership's properties are as follows:

                                           Year of          December 31,
              Property                   Acquisition    1998           1997
-------------------------------------------------------------------------------

Deptford Crossing, Deptford, NJ             1992     $10,395,171   $10,406,611

Military Crossing (land), Norfolk, VA       1994         300,000       300,000

401 East Ontario Street, Chicago, IL        1992              --    33,651,449

Pine Ridge (land), Flint, MI                1994              --       134,747
-------------------------------------------------------------------------------

                                                     $10,695,171   $44,492,807
===============================================================================

The Deptford Crossing property was subject to a first mortgage loan, which was repaid in December 1997 with funds obtained through a revolving credit facility secured by the 401 East Ontario Street property. All amounts due under the revolving credit facility were repaid in July 1998 with a portion of the proceeds from the sale of the 401 East Ontario Street property (see Note 7).

In February 1995, the Partnership discovered cracks and spalling on certain portions of the concrete exterior of the 401 East Ontario Street building. Reports by three independent engineering firms in 1995 confirmed that cracking and spalling of this nature were highly unusual for a building of this age, and attributed the problems to both defective design and construction of the building. Permanent repair work began in 1995 and was completed in 1996. In 1996, the Partnership's costs for this repair work approximated $4.0 million; total repair costs were approximately $5.7 million. The building's primary insurance carrier, which denied that these repairs were covered by the Partnership's policy, paid $125,000 to the Partnership during 1996 in settlement of this matter.

In 1996, the Partnership discovered that certain of the interior walls of the building did not meet the City of Chicago's fire code requirements. The Partnership retained the services of nationally recognized consultants to review the building's fire and life safety systems and determine how to fix the problems they identified with those systems. The City of Chicago agreed with the proposed corrections and the Partnership commenced repair work in 1996. The Partnership completed such repairs in 1997. The cost of these measures was approximately $3.6 million, of which approximately $2.75 million and $0.85 million were incurred in 1997 and 1996, respectively. In addition, free rent and rent concessions were offered to the residents in order to maintain occupancy during the period in 1997 when repairs were being performed. The building's insurance carriers were notified of the repairs to the fire and life safety systems.

The Partnership initiated litigation against all parties it deemed responsible for defects in the design and construction of the 401 East Ontario Street building. In March 1998, the Partnership received $1.2 million pursuant to a settlement with the architect and the engineer of the property. In March 1999, the Partnership negotiated a $740,000 settlement with the property's testing agency. The Partnership incurred legal fees of approximately $222,000, $425,000 and $425,000 in 1998, 1997 and 1996, respectively, in connection with the litigation. The Partnership is continuing its litigation against the general contractor and others.

5. Disposition of Real Estate

Genessee Crossing

The Partnership's mortgage note payable secured by the Genessee Crossing shopping center matured in May 1997. The Partnership determined not to refinance the loan without making an additional equity investment in the property, and determined that in light of its estimate of the property's market value such an additional investment would not be in the Partnership's best interest. As a result, the property was foreclosed upon in August 1997, and in March 1998, the lender took final possession of the property. Since the amount of the mortgage note payable ($8,590,000) exceeded the net book value of the property (approximately $8,040,000), the Partnership recognized an extraordinary gain on the extinguishment of debt of approximately $550,000 in 1997.

Greenway Pointe, Columbia, Maryland

In November 1997, the Partnership sold the Greenway Pointe property to an unaffiliated party for a negotiated sale price of $11,050,000. The proceeds from the sale, net of closing costs, were approximately $10.6 million, and were distributed 100% to the Limited Partners in December 1997. The Partnership recognized a gain on this sale of approximately $5.2 million, which was allocated 100% to Limited Partners in accordance with the Partnership Agreement.

Michelson, Irvine, California

The Michelson property, which consists of three office buildings, is owned by Michelson Company Limited Partnership (the "Company"). The 90% general partner of the Company was DMA, a general partnership which is owned 50.81% by the Partnership and 49.19% by Dean Witter Realty Yield Plus II, L.P. ("Yield Plus II"), an affiliated partnership. The 10% limited partner of the Company is SC Enterprises ("SCE"), an affiliate of the property's developer.

In April 1998, DMA sold its 90% general partnership interest in the Company to SCE along with two promissory notes due from SCE (totaling approximately $1.2 million) for a negotiated aggregate sale price of $64 million. SCE assigned its right to purchase the interest in the Company to Spieker Properties, L.P., which is not affiliated with the Partnership, its affiliated partnerships or SCE.

The sale price was received in cash at closing on April 3, 1998. On April 28, 1998, the Partnership distributed approximately $32.4 million ($3.635 per Unit), its share of the proceeds from the sale (net of closing costs), 100% to the Limited Partners. DMA recognized a gain on sale of this property of $25.2 million. The Partnership's share of this gain was approximately $12.6 million; such gain was allocated 100% to the Limited Partners in accordance with the Partnership Agreement.

On December 31, 1997, the Partnership reclassified the net carrying value of the Michelson property to real estate held for sale.

401 East Ontario Street

In July 1998, the Partnership sold the 401 East Ontario Street property to Streeterville Development Associates, LLC ("SDA") for a negotiated sale price of $74.5 million. The Partnership used a portion of the sale proceeds to repay the mortgage note payable to which the property was subject (see Note 7). SDA is an unaffiliated party; however, Draper and Kramer Inc., which owns 37.5% of SDA, was the manager of the property while it was owned by the Partnership.

The Partnership received sale proceeds, net of the mortgage note repayment, closing costs and other deductions, of approximately $62.7 million. On July 31, 1998, the Partnership distributed approximately $61.8 million of such proceeds 100% to Limited Partners ($6.94 per Unit) and added the remaining proceeds to the Partnership's cash reserves. The Partnership recognized a gain on this sale of approximately $39.8 million, which was allocated 100% to the Limited Partners in accordance with the Partnership Agreement.

Pine Ridge

In November 1998, the Partnership sold the Pine Ridge unimproved land parcel to an unaffiliated purchaser for a negotiated sale price of $550,000. The proceeds from the sale, net of closing costs, of approximately $515,000 were added to cash reserves. The Partnership recognized a gain on this sale of approximately $372,000, which was allocated 100% to the Limited Partners in accordance with the Partnership Agreement.

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

In October 1996, GCGA defaulted on the Loan by failing to pay timely its debt service. Thereafter, the Lender accelerated the Loan and attempted to take possession of the property. On October 15, 1996, GCGA filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. On October 27, 1997, the Lender entered into a settlement agreement with GCGA (the "Agreement"). As part of the Agreement, a new corporation, which is jointly owned by the Partnership (58%) and Yield Plus II (42%) became the sole general partner of GCGA (the "New General Partner"), with an aggregate 19.81% ownership interest in the property. The Partnership and Yield Plus II have agreed to make all decisions concerning the property jointly. The Lender has retained an affiliate of GCGA`s original general partner as property manager.

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

(b) the interest rate on the principal of the Loan and past due interest thereon (aggregating approximately $12.3 million at the date of the agreement) has been increased to 10%, payable monthly from available cash flow generated by the property after payment of debt service on the New Loans;

(c)   any future unpaid debt service will accrue interest at 10%; and

(d) the Partnership's and Yield Plus II's interest in adjusted net revenue and capital proceeds generated by the property was increased to 80%.

The Agreement effectively changed the Lender from a participating lender to GCGA into the general partner in a partnership which owns the One Congress Street property. The Partnership, through the New General Partner, owns an 11.5% partnership interest in GCGA and, accordingly, at October 27, 1997, the Partnership recorded its investment at an amount equal to the net carrying value of its investment in the participating mortgage loan and related assets (which carrying value was less than the estimated fair value of the property at that date). The Partnership began, effective October 27, 1997, to account for its investment on the equity method (and stopped recognizing interest income from its participating mortgage loan). Because the Partnership and Yield Plus II control GCGA and are entitled to receive substantially all the cash flow and other economic benefits from the property, the Partnership and Yield Plus II recognize all of GCGA's profit and losses in proportion to their ownership of the New General Partner.

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

Summarized financial information of GCGA is as follows:

                                                                               December 31,
----------------------------------------------------------------------------------------------------------
                                                                           1998             1997
                                                  ASSETS

Land and building, net                                                 $ 60,698,880     $ 59,921,306
Other                                                                     6,394,881        8,333,385
----------------------------------------------------------------------------------------------------------
Total assets                                                           $ 67,093,761     $ 68,254,691
==========================================================================================================

                               LIABILITIES AND PARTNERS' CAPITAL DEFICIENCY

First mortgage loan                                                    $ 37,750,000     $ 37,750,000
Second mortgage loan and accrued interest                                79,023,308       72,148,266
Other liabilities                                                         3,190,814        3,036,017
Partners' capital deficiency                                            (52,870,361)     (44,679,592)
----------------------------------------------------------------------------------------------------------
Total liabilities and partners' capital deficiency                     $ 67,093,761     $ 68,254,691
==========================================================================================================

                                         STATEMENTS OF OPERATIONS

                                                                 Years ended December 31,
                                                         1998              1997             1996
----------------------------------------------------------------------------------------------------------
Revenues:
   Rental                                            $11,513,818       $ 11,498,722     $ 13,380,683
   Other                                                  79,390            238,937           63,455
----------------------------------------------------------------------------------------------------------

                                                      11,593,208         11,737,659       13,444,138
----------------------------------------------------------------------------------------------------------

Expenses:
   Interest on second mortgage loan                    8,078,420          8,036,377        9,357,983
   Other interest                                      3,798,362          3,768,876        3,816,304
   Property operating and other                        5,946,569          5,075,676        4,874,545
   Depreciation and amortization                       1,960,626          1,940,143        2,226,861
----------------------------------------------------------------------------------------------------------

                                                      19,783,977         18,821,072       20,275,693
----------------------------------------------------------------------------------------------------------
Net loss                                             $(8,190,769)      $ (7,083,413)    $ (6,831,555)
==========================================================================================================


GCGA's second mortgage loan consists of the Loan. The accounting policies of GCGA are consistent with those of the Partnership.

7. Mortgage Notes Payable

The Partnership's properties were subject to first mortgage notes as follows:

                                                           1998         1997
--------------------------------------------------------------------------------

$11,500,000 Revolving Credit Facility due
December 31, 1999; secured by the 401 East Ontario
property:  Interest-only payable monthly at
Partnership's election of Prime Rate or LIBOR plus
1.15% per annum.                                        $     --    $10,566,268
================================================================================

The fair value of the mortgage note payable at December 31, 1997 was approximately equal to its carrying value. The fair value was estimated by discounting future principal and interest payments using current lending rates and market conditions for instruments with similar maturities and credit quality.

A mortgage note securing the Deptford Crossing property was scheduled to mature in September 1997. Interest on this mortgage note (bearing a rate at the Partnership's election of LIBOR plus 0.375%, the bank's quoted variable rate plus 1.375% or the bank's fixed rate) and principal payments of $15,000 were payable monthly, and additional principal payments equal to excess cash (as defined) were payable quarterly.

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

In July 1998, the Partnership paid in full all amounts due under the revolving credit facility using a portion of the sale proceeds from the sale of the 401 East Ontario Street property (see Note 5).

A mortgage note secured by the Genesee Crossing property, bearing interest at 9.375% per annum, matured in May 1997. The Partnership determined not to refinance the note and therefore lost the Genesee Crossing property through foreclosure in August 1997 (see Note 5).

8. Leases

Minimum future rentals under noncancellable operating leases at the Deptford Crossing shopping center as of December 31, 1998 are as follows:

              Year ending December 31,
                         1999                            $1,474,321
                         2000                             1,458,677
                         2001                             1,410,445
                         2002                               404,651
                         2003                               225,855
                         Thereafter                          94,070
                                                         ----------
                         Total                           $5,068,019
                                                         ==========

The Partnership has determined that all leases relating to the shopping center are operating leases. These leases range in term from one to ten years, and generally provide for fixed minimum rent with expense reimbursement clauses.

9. Related Party Transactions

An affiliate of Realty provided property management services for the Deptford Crossing, Michelson, Genessee Crossing and Greenway Pointe properties. The Partnership paid the affiliate property management fees (included in property operating expenses) of approximately $79,000, $220,000 and 235,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Realty performs administrative functions, and processes certain investor and tax information on behalf of the Partnership. For the years ended December 31, 1998, 1997 and 1996, Realty was reimbursed approximately $275,000, $391,000 and $387,000, respectively, for these services (included in general and administrative expenses).

As of December 31, 1998, Realty and its affiliate were owed $22,000 for these services, which is included in accounts payable and other liabilities.

10. Litigation

Various public partnerships sponsored by Realty (including the Partnership and its Managing General Partner) were defendants in a class action lawsuit. On July 17, 1998, the Delaware Chancery Court granted the defendants' motion to dismiss the complaint in the lawsuit. On August 14, 1998, the Plaintiffs filed a notice of appeal from the Court's order. On January 6, 1999, the Delaware Supreme Court affirmed the Chancery Court's dismissal of the complaint.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership is a limited partnership and has no directors or officers.

The directors and executive officers of the Managing General Partner are as follows:

                                                  Position with the
        Name                                   Managing General Partner
-----------------------                     -----------------------------------

William B. Smith                            Chairman of the Board of Directors
E. Davisson Hardman, Jr.                    President and Director
Lawrence Volpe                              Director
Ronald T. Carman                            Secretary and Director

All of the directors have been elected to serve until the next annual meeting of the Shareholders of the Managing General Partner or until their successors are elected and qualify. Each of the executive officers has been elected to serve until his successor is elected and qualifies.

William B. Smith, age 55, has been a Managing Director of Morgan Stanley and co-head of Morgan Stanley Realty Incorporated since July 1997, and a Managing Director of Dean Witter Realty Inc., which he joined in 1982. He is an Executive Vice President of Dean Witter Reynolds Inc.

E. Davisson Hardman, Jr., age 49, has been a Managing Director of Morgan Stanley Asia, Ltd. since July 1997, and a Managing Director of Dean Witter Realty Inc., which he joined in 1982.

Lawrence Volpe, age 51, is a Senior Vice President of Dean Witter Reynolds Inc., which he joined in 1983. Since June 1998, he has served in an advisory capacity in connection with Dean Witter Realty Inc. and related entities. Prior to June 1998, he was the Controller of Dean Witter Reynolds Inc. and the Managing General Partner, and the Controller and a Director of Dean Witter Realty Inc.

Ronald T. Carman, age 47, is a Director and the Secretary of Dean Witter Realty Inc. He has been an Assistant Secretary of MWD and a Managing Director of Morgan Stanley & Co. Inc., since July 1998. Previously, he was a Senior Vice President and Associate General Counsel of Dean Witter Reynolds Inc., which he joined in 1984.

There is no family relationship among any of the foregoing persons.

ITEM 11. EXECUTIVE COMPENSATION

The General Partners are entitled to receive cash distributions, when and as cash distributions are made to the Limited Partners, and a share of taxable income or tax loss. Descriptions of such distributions and allocations are in
Item 5 above. The General Partners received cash distributions totaling $395,010, $514,799 and $534,587 during the years ended December 31, 1998, 1997 and 1996, respectively. The General Partners have deferred distribution of their share of all proceeds from property sales to date.

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

      (b) The executive officers and directors of the Managing General Partner own the following Units as of February 28, 1999:

                                                                       (3)
                                                                      Amount
                                                                  and Nature of
          (1)                         (2)                         of Beneficial
Title of Class Ownership      Name of Beneficial Owner              Ownership
--------------------------------------------------------------------------------
Limited Partnership           All directors and executive               *
Interests                     officers of the Managing
                              General Partner, as a group

----------
* Own, by virtue of ownership of limited partnership interests in the Associate General Partner, less than 1% of the Units of the Partnership.

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

All of the outstanding shares of common stock of the Managing General Partner are owned by Realty, a Delaware corporation which is a wholly-owned subsidiary of Morgan Stanley Dean Witter & Co. The general partner of the Associate General Partner is the Managing General Partner. The limited partner of the Associate General Partner is LSYP 87, L.P., a Delaware limited partnership. Realty and certain current and former officers and directors of the Managing General Partner are partners of LSYP 87, L.P. Additional information with respect to the directors and executive officers and compensation of the Managing General Partner and affiliates is contained in Items 10 and 11 above.

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

(10)(m) Purchase and Sale Agreement dated as of December 26, 1997 among DW Michelson Associates as Seller, Michelson Company Limited Partnership as Acquired Partnership and SC Enterprises as Purchaser, First Amendment to Purchase and Sale Agreement dated as of February 3, 1998 and Assignment and Assumption Agreement dated as of April 3, 1998 were collectively filed as an Exhibit to Form 8-k on April 3, 1998 and is incorporated herein by reference.

(10)(n) Purchase and Sale Agreement among DW
        Lakeshore Associates, L.P., a Delaware Limited Partnership, as Seller and Streeterville Development Associates, LLC, an Illinois Limited Liability Company, as Purchaser dated July 17, 1997 was filed as an Exhibit to Form 8-k on July 17, 1998 and is incorporated herein by reference.

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

                                  SCHEDULE III

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                     Real Estate and Accmulated Depreciation

                                December 31, 1998

                                                           Initial Cost to Partnership (A)
                                                           -------------------------------
                                                             Building and
           Description             Encumbrances   Land       Improvements  Total
------------------------------------------------------------------------------------------
Shopping Center, Deptford, NJ            --     6,250,094    12,041,180    18,291,274

Land, Military Crossing,
   Norfolk, VA                           --       300,000            --       300,000
------------------------------------------------------------------------------------------

                                         --   $ 6,550,094   $12,041,180   $18,591,274
==========================================================================================

                                            Cost             Loss on
                                         Capitalized        Impairment
                                        Subsequent to       of Land and
           Description                   Acquisition        Real Estate      Land
--------------------------------------------------------------------------------------
Shopping Center, Deptford, NJ              990,232         (6,931,459)       1,770,000

Land, Military Crossing, Norfolk, VA            --                 --          300,000
--------------------------------------------------------------------------------------

                                       $   990,232        $(6,931,459)     $ 2,070,000
======================================================================================

                                              Gross Amount
                                 at which Carried at End of Period (B)
                                 ------------------------------------
                                 Buildings and             Depreciation        Date of
       Description               Improvements     Total        (C)          Construction
----------------------------------------------------------------------------------------
Shopping Center, Deptford, NJ    10,580,047    12,350,047     1,954,876         1991

Land, Military Crossing,
   Norfolk, VA                           --       300,000            --          N/A
----------------------------------------------------------------------------------------
                                $10,580,047   $12,650,047   $1,954,876
========================================================================================

                                                      Life on which Depreciation
                                                           in Latest Income
            Description             Date Acquired       Statements is Computed
--------------------------------------------------------------------------------

Shopping Center, Deptford, NJ       December 1992               40 years

Military Crossing, Norfolk, VA      April 1994                       -

Notes:

(A) The basis in the properties at acquisition for financial reporting purposes is the lower of net carrying value of the original loan or estimated fair market value of the property. Losses on foreclosure of real estate and real estate impairment losses do not reduce the basis for federal income tax purposes.

(B) Reconciliation of real estate owned:

                                                1998             1997             1996
-------------------------------------------------------------------------------------------
       Balance at beginning of period       $  50,340,229    $ 115,682,356    $ 112,985,465

       Additions during period:
       Additions                                  498,404          856,266        2,696,891
       Foreclosure of real estate                      --       (8,540,000)              --
       Sale of real estate                    (38,188,586)      (8,565,176)              --
       Reclassificaiton to real estate
         held for sale                                 --      (49,093,217)              --
-------------------------------------------------------------------------------------------

       Balance at end of period             $  12,650,047    $  50,340,229    $ 115,682,356
===========================================================================================


(C) Reconciliation of accumulated depreciation:
                                                   1998              1997            1996
-------------------------------------------------------------------------------------------
       Balance at beginning of year         $  5,847,422      $ 18,386,846    $ 14,468,727
       Depreciation expense                      748,020         3,673,145       3,918,119
       Foreclosure of real estate                     --          (565,640)             --
       Sale of real estate                    (4,640,566)       (3,450,083)             --
       Reclassification of real estate
          held for sale                               --       (12,196,846)             --
------------------------------------------------------------------------------------------

       Balance at end of period             $  1,954,876      $  5,847,422    $ 18,386,846
==========================================================================================

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEAN WITTER REALTY YIELD PLUS, L.P.

By: Dean Witter Realty Yield Plus Inc.
    Managing General Partner


By: /s/ E. Davisson Hardman, Jr.                         Date:  March 24, 1999
    ----------------------------------
    E. Davisson Hardman, Jr.
    President


By: /s/ Charles M. Charrow                               Date:  March 24, 1999
    ----------------------------------
    Charles M. Charrow
    Controller
    (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY YIELD PLUS INC.
Managing General Partner


/s/ William B. Smith                                     Date:  March 24, 1999
---------------------------------
William B. Smith
Chairman of the Board of Directors


/s/ E. Davisson Hardman, Jr.                             Date:  March 24, 1999
----------------------------------
E. Davisson Hardman, Jr.
Director


/s/ Lawrence Volpe                                       Date:  March 24, 1999
----------------------------------
Lawrence Volpe
Director


/s/ Ronald T. Carman                                     Date:  March 24, 1999
----------------------------------
Ronald T. Carman
Director

                      DEAN WITTER REALTY YIELD PLUS, L.P.

                          Year Ended December 31, 1998

                                 Exhibit Index

Exhibit
  No.                                         Description
--------------------------------------------------------------------------------

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

(10)(m) Purchase and Sale Agreement dated as of December 26, 1997 among DW Michelson Associates as Seller, Michelson Company Limited Partnership as Acquired Partnership and SC Enterprises as Purchaser, First Amendment to Purchase and Sale Agreement dated as of February 13, 1998 and Assignment and Assumption Agreement dated as of April 3, 1998 were collectively filed as an Exhibit to Form 8-K on April 3, 1998 and is incorporated herein by reference.

(10)(n) Purchase and Sale Agreement among DW Lakeshore Associates, L.P., a Deleware Limited Partnership, as Seller and Streeterville Development Associates, LLC, an Illinois Limited Liability Company, as Purchaser dated July 17, 1997 was filed as an Exhibit to Form 8-K on July 17, 1998 and is incorporated herein by reference.

(27)    Financial Data Schedule

(99) Financial Statements of GCGA Limited Partnership, owner of an office building/parking garage located in Boston, Massachusetts.