Form 10-Q
period 1999-03-31
DEAN WITTER REALTY YIELD PLUS L P
filed 1999-05-17
CIK 810116

                          UNITED STATES
               SECURITIES AND EXCHANGE
                     COMMISSION Washington, D.C.
                     20549

                            FORM 10-Q

    [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
               For the period ended March 31,
1999

                               OR

    [   ]TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF
1934
      For the transition period from ________
to ________.

                Commission File Number:  0-
18148


               DEAN WITTER REALTY YIELD PLUS,
L.P.
 (Exact name of registrant as specified in governing
                     instrument)


          Delaware                             13-
3426531
        (State    of   organization)
(IRS   Employer
Identification No.)

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

March 31, December 31,

1999      1998
                      ASSETS
Real estate:
 Land
$
2,070,000                                    $
2,070,000
 Buildings and improvements
10,580,047
10,580,047

12,650,047 12,650,047
 Accumulated depreciation
2,032,124
1,954,876

10,617,923 10,695,171

Investment in unconsolidated partnership
20,512,649
19,471,311

Cash and cash equivalents
4,268,759
4,555,260

Deferred expenses, net
152,933
157,127

Other assets
255,747
203,733

                                             $
35,808,011   $ 35,082,602

          LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and other liabilities       $
437,082   $
382,432

Partners' capital (deficiency):
 General partners
(7,338,132)
(7,405,208)
 Limited partners ($20 per Unit, 8,909,969 Units
issued) 42,709,061
42,105,378

  Total partners' capital
35,370,929
34,700,170

                                             $
35,808,011   $ 35,082,602

  See accompanying notes to consolidated financial
                     statements.

         DEAN WITTER REALTY YIELD PLUS, L.P.

           CONSOLIDATED INCOME STATEMENTS

     Three months ended March 31, 1999 and 1998
                                                 1999
1998
Revenues:
 Rental                                      $
509,573
$4,200,008
  Equity in earnings of unconsolidated partnership
                       508,614
48,713
 Interest and other
54,785
210,730


1,072,972
4,459,451
Expenses:
 Property operating
272,223
387,525
 Depreciation
77,248
301,573
 Amortization
4,194
76,083
 Interest                                         -
                       186,678
 General and administrative
48,548
178,760


402,213
1,130,619

Income  before minority interest
670,759
3,328,832

Minority interest                                 -
530,592

Net income                                   $
670,759
$2,798,240

Net income allocated to:
 Limited partners                            $
603,683
$2,518,416
 General partners
67,076
279,824

                                             $
670,759 $2,798,240

Net income per Unit of limited partnership interest
$     0.07 $       0.28




  See accompanying notes to consolidated financial
                     statements.

         DEAN WITTER REALTY YIELD PLUS, L.P.

     CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                    (DEFICIENCY)

          Three months ended March 31, 1999
                                   Limited   General
                                   Partners  Partners
Total
Partners' capital (deficiency)
 at January 1, 1999                $42,105,378
$(7,405,208)                       $34,700,170

Net income                             603,683
67,076                                 670,759

Partners' capital (deficiency)
 at March 31, 1999                 $42,709,061
$(7,338,132)                       $35,370,929




  See accompanying notes to consolidated financial
                     statements.

         DEAN WITTER REALTY YIELD PLUS, L.P.

        CONSOLIDATED STATEMENTS OF CASH FLOWS

     Three months ended March 31, 1999 and 1998

1999       1998
Cash flows from operating activities:
   Net income                                   $
                     670,759   $
2,798,240
 Adjustments to reconcile net income to net cash
  provided by operating activities:
     Equity in earnings of unconsolidated partnership
(508,614)      (48,713)
     Depreciation and amortization
81,442
377,656
    Minority interest in earnings of consolidated
                     partnership
-     530,592
   Increase in deferred expenses                    -
(176,561)
   (Increase) decrease in other assets
(52,014)
125,468
  Increase (decrease) in accounts payable and other
                     liabilities
54,650
(564,110)

     Net cash provided by operating activities
246,223
3,042,572

Cash flows from investing activities:
  Contributions to unconsolidated partnership
                  (1,177,625)
-
   Distributions from unconsolidated
partnership
644,901                                           870,000
   Additions to real estate held for sale
                      -
(136,359)
          Additions to real estate
                      -
(28,240)

Net cash (used in) provided by investing activities
(532,724)
705,401
Cash flows from financing activities:
 Cash distributions
(1,227,596)
Contributions by minority interest to consolidated
                    partnership
-     153,925
 Net cash used in financing activities           -
(1,073,671)

(Decrease) increase in cash and cash equivalents
(286,501)
2,674,302

Cash and cash equivalents at beginning of
period 4,555,260
4,584,786

Cash and cash equivalents at end of period    $
4,268,759   $ 7,259,088
Supplemental disclosure of cash flow information:
  Cash paid for interest                       $
                       -  $
186,678

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

The   financial  statements  include  the
accounts  of  the Partnership,   DW   Michelson
Associates,   DW   Lakeshore Associates,  Deptford
Crossing  Associates,  DW   Community Centers
Limited Partnership and DW Maplewood Inc. on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.

The Partnership accounts for its investment in GCGA Limited Partnership ("GCGA"), the partnership which owns the One Congress Street property, under the equity method.

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

These  financial  statements should be read  in
conjunction with                                   the  annual
financial statements  and  notes  thereto
included  in  the Partnership's annual report on
Form  10-K filed  with the Securities and
Exchange Commission  for  the year                 ended December 31,
1998.  Operating results of interim
periods may not be indicative of the operating results for the entire year.

       DEAN WITTER REALTY YIELD PLUS, L.P.

   Notes to Consolidated Financial Statements


2. Investment in Unconsolidated Partnership

Summarized financial information of GCGA is as
follows:
                                     Quarter
                                     ended March
                                     31, 1999
                                     1998
Revenue
$3,978,874
$ 2,495,901

Expenses:
    Interest    on   second   mortgage   loan      2,005,848
1,787,625
      Other      interest                            947,193
948,903                                             Property
operating                                          1,698,965
1,192,435
     Depreciation     and    amortization            686,114
459,082

                                                   5,338,120 4,388,045

Net        loss
$(1,359,246)
$(1,892,144)

GCGA's  second  mortgage loan is the
participating  mortgage loan from the
Partnership (58%) and Dean Witter Realty Yield
Plus  II L.P., an affiliated public partnership
(42%).   The
Partnership does not recognize interest income
on its  share of  the  second  mortgage  loan;
instead,  the  Partnership recognizes its share
of GCGA's earnings exclusive of  GCGA's interest
expense on the second mortgage loan.

3. Related Party Transactions

An affiliate of Realty provided property management services for the Deptford Crossing property in 1999 and 1998 and for the Michelson property in 1998. The Partnership paid the affiliate management fees of approximately $17,000 and $27,000 for the three months ended March 31, 1999 and 1998, respectively. These amounts are included in property operating expenses.

       DEAN WITTER REALTY YIELD PLUS, L.P.

   Notes to Consolidated Financial Statements


Realty  performs administrative functions,
processes certain
investor transactions and prepares tax
information  for  the Partnership.   For the
three-month periods ended  March  31, 1999   and
1998,  the  Partnership  incurred  approximately
$22,000 and $92,000 respectively, for these
services.  These amounts are included in general
and administrative expenses.
3. Subsequent Event
In May 1999, the Partnership received cash of
$700,000 and a note   receivable  of  $40,000
pursuant  to  a   negotiated settlement  with
one  of the parties involved  in  the  the
design  and  construction  of the 401  East
Ontario  Street building.  The  Partnership  is
continuing  its  litigation against   the
general  contractor  and  others   it   deems
responsible for defects in the building which were repaired by the Partnership between 1995 and 1997. The Partnership incurred legal fees of approximately $117,000 during the three months ended March 31, 1999 in connection with the litigation.

       DEAN WITTER REALTY YIELD PLUS, L.P.

ITEM 2.                  MANAGEMENT'S DISCUSSION
AND
ANALYSIS OF FINANCIAL CONDITION AND     RESULTS
OF OPERATIONS

Liquidity and Capital Resources

The Partnership completed a $178,199,380 public
offering  in 1987.   The  Partnership has no
plans  to  raise  additional capital.

As a result of property sales in 1998,
Partnership cash flow from  operations
decreased during the  three  months  ended March
31, 1999 compared to 1998.

The Managing General Partner is currently
marketing for sale the  Deptford  Crossing
property and the  Military  Crossing unimproved
land.   The  partnership  which  owns  the          One
Congress Street property ("GCGA") has accepted a bid from an unaffiliated third party to purchase the property, and the parties are currently negotiating the terms of a purchase and sale agreement. The limited partners of GCGA have 30 days in which they can match the third party offer to buy the property. There can be no assurance that any of these properties will be sold.

The Partnership will not terminate until the remaining property interests are sold and the outstanding litigation with respect to the 401 East Ontario property is resolved.

The  retail market in Deptford, New Jersey, the
location  of Deptford  Crossing,  currently has
a  vacancy  rate  of  5%. During  the three
months ended March 31, 1999, occupancy  at the
property  increased from 81% to  84%.   No
significant leases expire before 2001.

The  Partnership has commitments to fund
$205,000 of  tenant related  capital
expenditures and building improvements at the Deptford Crossing property as of March 31, 1999.

Currently,  the vacancy rate in the downtown
Boston  office market,                           the   location   of
One   Congress       Street,                     is
approximately 7% and rental rates in this market
are stable. There  is  no  new significant
construction in this  market. During  the three
months ended March 31, 1999, occupancy  of the
office  space at the property increased to 100%
as  an agency of     the   government  of   the
Commonwealth         of
Massachusetts  (the  "Agency") began occupying
18%  of  the space in January 1999 under a five-
year lease. The lease  of the   Government
Services  Administration  ("GSA"),   which
occupies the remaining 82% of the office space
and a portion of  the  property's retail space,
expires  no  earlier  than August 1, 2003.  The
lease with Kinney Systems, Inc. for all of  the
property's parking lot space also expires in
2003. The   remainder  of  the  retail  space,
which  is  not   a significant
portion   of   the  overall   space,
remains
substantially vacant.

The  GSA lease requires GCGA to fund tenant
improvements  of up  to                          $2,580,000  and
leasing  commissions  of  up                     to
$1,409,000.   GSA  is  required to  repay  GCGA
for  tenant
improvement  costs  that  GCGA pays  over
$1,280,000  (plus interest  at  8%) in monthly
installments over  five  years. The  maximum
amount  of the Partnership's  share  of  these
tenant-related    expenditures   (58%)   is
approximately $2,315,000 (of which $754,000 would be repaid by GSA, as described above). The Partnership has paid approximately
$2,176,000  of  such  expenditures through
March 31, 1999 (including $870,000 which was paid during the first quarter of 1999).

During   the  three  months  ended  March  31,   1999,   the
Partnership also contributed approximately
$272,000 to  GCGA for   the  Partnership's
share  of  the  costs  needed                    to
substantially complete the tenant improvements and fund the leasing commissions relating to the Agency lease. The Partnership's share of GCGA's total tenant-related capital expenditures relating to the Agency lease approximated $338,000.

The  Partnership and Dean Witter Realty Yield
Plus II, L.P., an  affiliate,  (collectively,
the  "New  GP")  became  the general partners of
GCGA on October 21, 1997.  Subsequently, the New
GP identified several areas of the parking
garage at the  One  Congress Street property
which  were  in  need  of repair.                In  1998,  the New
GP had GCGA  fund  repairs  for
several  of  the  problems at the garage  that
the  New  GP believed   required  immediate
attention,  and   hired                          an
engineering firm to investigate all of the garage's space to determine what additional repairs are required to safely operate the garage. During the first quarter of 1999, the engineering firm issued its preliminary report to GCGA, and the New GP hired a second engineering firm to review the first firm's work for reasonableness and completeness. Once the engineers' reports are final, the New GP will put out the recommended repair work to contractors for bids. Based on the initial report, the New GP believes that the cost of such repairs could be significant. If the prospective buyer of the One Congress Street property agrees to acquire the property "as is", the repair costs could be funded by reducing the sales price of the property. To the extent that GCGA is required to fund the repair costs itself, GCGA will require the Partnership to fund its 58% share of such costs.

During  the  quarter  ended March  31,  1999,
the  Deptford Crossing   and   One  Congress
Street  property   interests generated  positive
cash flow from operations,  and  it  is
anticipated that they will continue to do so for the remainder of 1999.
During the quarter ended March 31, 1999, the Partnership's contributions to GCGA exceeded cash flow from operations and distributions from GCGA. This deficiency was funded with Partnership cash reserves.
The  Partnership  did not pay any cash
distributions  during the  three  months ended
March 31, 1999. Generally, future cash distributions will be paid from proceeds received from the sales of the One Congress
Street and Deptford Crossing properties and cash reserves.
Except  as discussed above and in the
consolidated financial statements, the Managing
General Partner is not aware of any trends or evets, commitments or uncertainties that may have a material impact on liquidity.

Operations

Fluctuations in the Partnership's operating results for the quarter ended March 31, 1999 compared to 1998 are primarily attributable to the following:

Rental  revenues,  interest  and  other
revenues, property operating expenses, depreciation and amortization expenses, and general and administrative expenses decreased in 1999 compared to 1998 as a result of the sales of the Michelson and 401 East Ontario
Street properties in April 1998 and July 1998, respectively.

Equity  in  earnings of unconsolidated
partnership increased in 1999 compared to 1998 primarily due to an increase in occupancy at the office space at the One Congress Street property from 70% in 1998 to 100% in 1999.

There  was  no interest expense during the first
quarter  of 1999  because   the  debt secured by
the 401 East Ontario property was repaid in July 1998.

There was no minority interest in the Partnership's net income from the Michelson property during the first quarter of 1999 due to the sale of the property in April 1998.

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


                            DEAN WITTER REALTY
YIELD PLUS II,
L.P.
                         By:  Dean Witter Realty
Yield Plus Inc.
                            Managing General
Partner


Date:                    May 14, 1999
By:
_/s/E. Davisson Hardman, Jr.
                         E. Davisson Hardman,
Jr.
                    President

Date:                    May 14, 1999   By:
/s/Charles M.
Charrow
                            Charles S. Charrow
                   Controller
                         (Principal Financial
and
Accounting Officer)

       DEAN WITTER REALTY YIELD PLUS, L.P.

          Quarter Ended March 31, 1999

                  Exhibit Index



Exhibit No.              Description
   27                    Financial Data Schedule





                             E1