Form 10-Q
period 1999-06-30
DEAN WITTER REALTY YIELD PLUS L P
filed 1999-08-13
CIK 810116

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

    [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
               For the period ended June 30, 1999

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

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

               DEAN WITTER REALTY YIELD PLUS, L.P.
                   CONSOLIDATED BALANCE SHEETS
                                         June 30,   December
                                           1999        31,
                                                      1998
                      ASSETS

Real estate:
  Land                                  $           $
  Buildings and improvements            2,070,000   2,070,000

                                        10,726,61   10,580,04
                                        4           7

  Accumulated depreciation              12,796,61   12,650,04
                                        4           7

                                        2,114,062   1,954,876

                                        10,682,55   10,695,17
Investment       in      unconsolidated 2           1
partnership

Cash and cash equivalents               20,886,47   19,471,31
                                        6           1
Other assets

                                        4,898,037   4,555,260


                                        410,927     360,860

                                        $36,877,9   $
                                        92          35,082,60
                                                    2

                        LIABILTIES  AND
PARTNERS' CAPITAL
                                        $           $
Accounts payable and other liabilites   254,223     382,432

Partners' capital (deficiency):
  General partners
  Limited partners ($20 per Unit,       (7,212,84   (7,405,20
8,909,969 Unit issued)                  8)          8)

                                        43,836,61   42,105,37
                                        7           8

      Total partners' capital
                                        36,623,76   34,700,17
                                        9           0

                                        $36,877,9   $
                                        92          35,082,60
                                                    2



  See accompanying notes to consolidated financial statements.

               DEAN WITTER REALTY YIELD PLUS, L.P.

                 CONSOLIDATED INCOME STATEMENTS

        Three and six months ended June 30, 1999 and 1998
                                  Three months ended
Six months ended
                                  June 30,
June 30,
                                        1999          1998
1999         1998
Revenues:
  Rental                    $          $     $  970,739  $
  Gain on sale of real   461,166   2,519,224      -      6,719,23
estate                      -                            2
  Equity in earnings               25,251,89    882,441
(losses) of                            9        149,468  25,251,8
    unconsolidated       373,827                         99
partnership
  Interest and other      94,683   (183,428)
                                                         (134,715
                                    347,853              )

                                                         558,583


                         929,676   27,935,54  2,002,648  32,394,9
                                       8                 99

Expenses:
  Property operating
  Depreciation and       (453,95   1,618,035  (181,735)  2,005,56
amortization                8)                           0
  Interest                          313,496    172,148
  General and             90,706                   -     691,152
administrative                -     183,714
                                               88,636    370,392
                          40,088    95,748
                                                         274,508


                         (323,16   2,210,993   79,049    3,341,61
                            4)                           2

Income before minority   1,252,8
interest                    40     25,724,55  1,923,599  29,053,3
                                       5                 87
Minority interest           -                     -

                                   12,707,95             13,238,5
                                       5                 47

Net income               $1,252,   $13,016,6 $           $15,814,
                         840          00     1,923,599   840


Net income allocated to:
  Limited partners       $1,127,   $12,971,9 $           $15,490,
  General partners       556          44     1,731,239   360

                         125,284    44,656     192,360   324,480

                         $1,252,   $13,016,6 $           $15,814,
                         840          00     1,923,599   840


Net income per Unit of
  Limited partnership    $          $        $           $ $
interest                 0.12      1.46      0.19          1.74

  See accompanying notes to consolidated financial statements.

               DEAN WITTER REALTY YIELD PLUS, L.P.

    CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIENCY)

                 Six months ended June 30, 1999
                                   Limited   General
                                   Partners  Partners     Total
Partners' capital (deficiency)
 at January 1, 1999                $42,105,378
$(7,405,208)                       $34,700,170

Net income                           1,731,239
192,360                              1,923,599

Partners' capital (deficiency)
 at June 30, 1999                  $43,836,617
$(7,212,848)                       $36,623,769


























  See accompanying notes to consolidated financial statements.

               DEAN WITTER REALTY YIELD PLUS, L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

             Six months ended June 30, 1999 and 1998
                                                  1999       1998
Cash flows from operating activities:
 Net income                                   $ 1,923,599
$15,814,840
 Adjustments to reconcile net income to net cash
  provided by operating activities:
     Equity in (earnings) losses of unconsolidated partnership
(882,441)                                         134,715
     Depreciation and amortization                172,148
691,152
     Minority interest in earnings of consolidated partnership
-  13,238,547
     Gain on sale of real estate                   -
(25,251,899)
     Increase in other assets                     (63,029)
(420,643)
     (Decrease) increase in account payable and other liabilities
(128,209)                                         252,890

   Net cash provided by operating activities    1,022,068
4,459,602

Cash flows from investing activities:
  Contributions to unconsolidated partnership  (1,448,794)
-
  Distributions from unconsolidated partnership
916,070       1,305,175
  Additions to real estate                       (146,567)
(203,933)
  Proceeds from sale of real estate, net of closing costs
-           63,702,423
  Additions to real estate held for sale           -
(150,016)

     Net cash (used in) provided by investing activities
(679,291)                                      64,653,649

Cash flows from financing activities:
 Cash distributions                                -
(36,337,824)
  Minority interest in distributions from consolidated
partnership                                        -
(31,954,354)
 Contributions by minority interest to consolidated partnership
-     171,214

     Net cash used in financing activities         -
(68,120,964)

Increase in cash and cash equivalents             342,777
992,287

Cash and cash equivalents at beginning of period
4,555,260                                       4,584,786

Cash and cash equivalents at end of period    $ 4,898,037   $
5,577,073

Supplemental disclosure of cash flow information:
 Cash paid for interest                       $    -            $
314,200

Supplemental disclosure of non-cash investing activity:
  Reclassification of real estate held for sale:
    Land                                                    $
- $ 4,063,111
   Building and improvements                       -
33,840,712
    Accumulated depreciation                       -
(4,640,573)
  Real estate held for sale                   $    -
$33,263,250

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

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim periods. Except for the gain on sale of real estate in 1998 and the proceeds received in 1999 and 1998 pursuant to litigation settlements, such adjustments consist only of normal recurring accruals.

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

2. Investment in Unconsolidated Partnership

Summarized financial information of GCGA is as follows:
                               Three months ended        Six
months ended
                                June 30,                June
30,
                          1999          1998            1999
1998
Revenues              $         $         $         $
                      3,694,33  2,657,86  7,673,21  5,153,76
                      9         8         3         9

Expenses:
  Interest on second
mortgage
   Loan               2,085,87  1,787,62  4,091,72  3,575,25
 Other interest       2         5         0         0
 Property operating
   Depreciation  and  946,737   948,215   1,893,93  1,897,11
amortization                              0         8
                      1,744,45  1,755,33
                      0         4         3,443,41  2,947,76
                                          5         9
                      568,856   459,082
                                          1,254,97  918,164
                                          0


                      5,345,91  4,950,25  10,684,0  9,338,30
                      5         6         35        1

Net loss              $(1,651,  $(2,292,  $(3,010,  $(4,184,
                      576)      388)      822)      532)

GCGA's second mortgage loan is a participating mortgage loan from the Partnership (58%) and Dean Witter Realty Yield Plus
II  L.P.,  an  affiliated  public  partnership  (42%).   The
Partnership does not recognize interest income on its  share of  the  second  mortgage  loan;  instead,  the  Partnership recognizes its share of GCGA's earnings exclusive of  GCGA's interest expense on the second mortgage loan.

             DEAN WITTER REALTY YIELD PLUS, L.P.

         Notes to Consolidated Financial Statements

3. 401 East Ontario Street Litigation

In May 1999, the Partnership received cash of $700,000 and an interest- bearing non-recourse promissory note of $45,000 pursuant to a negotiated settlement with one of the parties involved in the design and construction of the 401 East Ontario Street building. Due to the uncertainty of realization of this note, it has not been recognized in the financial statements. Any payment on the note will be included in net income upon receipt.

In   March  1998,  the  Partnership  received  $1.2  million
pursuant to a settlement with the architect and engineer of the property.

In the year the settlements were received, the amounts were offset against property operating expenses.

The Partnership is continuing its litigation against the general contractor and others it deems responsible for defects in the building which were repaired by the Partnership between 1995 and 1997. The Partnership incurred legal fees of approximately $158,000 during the six months ended June 30, 1999 in connection with the litigation.

4. Related Party Transactions

An affiliate of Realty provided property management services for the Deptford Crossing property in 1999 and 1998 and for the Michelson property in 1998. The Partnership paid the affiliate management fees of approximately $29,000 and $43,000 for the six months ended June 30, 1999 and 1998, respectively. These amounts are included in property operating expenses.

             DEAN WITTER REALTY YIELD PLUS, L.P.

Realty performs administrative functions, processes certain investor transactions and prepares tax information for the Partnership. Effective January 1, 1999, the affiliate reduced fees for these services because of the greatly decreased level of Partnership activity. For the six-month periods ended June 30, 1999 and 1998, the Partnership incurred approximately $38,000 and $167,000, respectively, for these services. These amounts are included in general and administrative expenses.

             DEAN WITTER REALTY YIELD PLUS, L.P.

ITEM 2.                  MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND     RESULTS OF
OPERATIONS

Liquidity and Capital Resources

The Partnership completed a $178,199,380 public offering  in
1987.   The  Partnership has no plans  to  raise  additional
capital.

As a result of property sales in 1998, Partnership cash flow from operations decreased during the six months ended June
30, 1999 compared to 1998.

The Managing General Partner has accepted a bid from an unaffiliated third party to purchase the Deptford Crossing property, and the parties are currently negotiating the terms of a purchase and sale agreement. The Managing General Partner is also marketing for sale the land and ground lease at Military Crossing. The partnership which owns the One Congress Street property ("GCGA") was negotiating the terms of an agreement to sell the property to an unaffiliated third party; however, the third party has withdrawn its offer to purchase the property. As a result, GCGA will remarket the property for sale beginning in the third quarter of 1999. There can be no assurance that any of the Partnership's property interests will be sold.

The Partnership will not terminate until the remaining property interests are sold and the outstanding litigation with respect to the 401 East Ontario property is resolved.

The retail market in Deptford, New Jersey, the location of Deptford Crossing, currently has a vacancy rate of 5%. During the three months ended June 30, 1999, occupancy at the property remained at approximately 84%. No significant leases expire before 2001.

Currently, the vacancy rate in the downtown Boston office market, the location of One Congress Street, is approximately 7% and rental rates in this market are stable. There is no new significant construction in this market. During the three months ended June 30, 1999, occupancy at both the parking garage and the office space at the property remained at 100%.

The retail space, which is not a significant portion of the overall space, remained substantially vacant. No significant leases expire before 2003.

In 1989, the Partnership and Dean Witter Realty Yield Plus II, L.P., an affiliate, (collectively, the "New GP"), made a participating second mortgage loan to GCGA. On October 27, 1997, the loan was restructured and the New GP became the general partner of GCGA. Subsequently, the New GP identified several areas of the parking garage at the One Congress Street property which were in need of repair. In 1998, the New GP had GCGA fund repairs for several of the problems at the garage that the New GP believed required immediate attention, and hired an engineering firm to investigate the overall garage space to determine what additional repairs are required. During the first quarter of 1999, the engineering firm issued its preliminary report to GCGA, and during the second quarter of 1999, a second engineering firm reviewed the first firm's work for reasonableness and completeness. The New GP is currently working with the engineering firms to determine and plan the necessary repair work. Based on the engineers' reports, the New GP believes that the cost of such repairs could be significant. However, the New GP does not expect to begin any repair work until 2000. GCGA will fund the repair costs by borrowing additional funds from the New GP; the Partnership will fund 58% of such new borrowing.

The Partnership will fund any capital costs required for the Deptford Crossing property and its share of the additional GCGA loan from its cash reserves. However, any costs which have not been funded by the time of the closing of the sale of a property may instead be deducted from the sale price.

During the three and six-month periods ended June 30, 1999, the Deptford Crossing and One Congress Street property interests generated positive cash flow from operations, and it is anticipated that they will continue to do so for the remainder of 1999.

As  discussed  in  Note  3  to  the  consolidated  financial statements,  the Partnership received $700,000 in  May  1999 pursuant to a negotiated settlement relating to the  ongoing
401 East Ontario Street property litigation.

During the six months ended June 30, 1999, cash flow from operations (including the $700,000 litigation settlement) and distributions from GCGA exceeded capital expenditures relating to the Deptford Crossing property and the
Partnership's contributions to GCGA to fund its share of tenant improvements and leasing commissions at the One Congress Street property.

The Partnership did not pay any cash distributions during the six months ended June 30, 1999. Generally, future cash distributions will be paid from cash reserves and proceeds received from the sales of the One Congress Street and Deptford Crossing properties.

Except as discussed above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations

Fluctuations in the Partnership's operating results for the three and six-month periods ended June 30, 1999 compared to 1998 are primarily attributable to the following:

Rental revenues, interest and other revenues, property operating expenses, depreciation and amortization expenses, and general and administrative expenses decreased in 1999 compared to 1998 as a result of the sales of the Michelson and 401 East Ontario Street properties in April 1998 and July 1998, respectively.

The April 1998 sale of the Michelson property caused the gain on sale of real estate in the second quarter of 1998.

Equity in earnings of unconsolidated partnership increased in 1999 compared to 1998 primarily due to an increase in occupancy at the office space at the One Congress Street property from 70% in 1998 to 100% in 1999.

Property operating expenses also decreased during the three- and six-month periods ended June 30, 1999 due to the receipt of the $700,000 litigation settlement mentioned above. In March 1998, the Partnership received $1,200,000 pursuant to settlements relating to the 401 East Ontario Street litigation. Property operating expenses of the Deptford Crossing property during the three and six-month periods ended June 30, 1999 were approximately $169,000 and $341,000 respectively.

There was no interest expense in 1999 because the debt secured by the 401 East Ontario property was repaid in July
1998.

There was no minority interest in the Partnership's net income from the Michelson property in 1999 due to the sale of the property in April 1998.

There were no other individually significant factors which caused changes to revenues or expenses.

Inflation

Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

             DEAN WITTER REALTY YIELD PLUS, L.P.

                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            DEAN WITTER REALTY YIELD PLUS
                           L.P.

                         By:  Dean Witter Realty Yield Plus
Inc.
                            Managing General Partner


Date:                     August 13, 1999          By:
_/s/E. Davisson Hardman, Jr.
                         E. Davisson Hardman, Jr.
                         President

Date:                     August 13, 1999    By:  /s/Charles
M. Charrow
                            Charles S. Charrow
                         Controller
                         (Principal Financial and
Accounting Officer)

             DEAN WITTER REALTY YIELD PLUS, L.P.

                 Quarter Ended June 30, 1999

                        Exhibit Index



Exhibit No.              Description
   27                    Financial Data Schedule



























                             E1
