Form 10-Q
period 1999-09-30
DEAN WITTER REALTY YIELD PLUS L P
filed 1999-11-12
CIK 810116

                          UNITED STATES
               SECURITIES AND EXCHANGE
                     COMMISSION Washington, D.C.
                     20549

                            FORM 10-Q

    [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
             For the period ended September 30,
1999

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

           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

               DEAN WITTER REALTY YIELD PLUS, L.P.
                   CONSOLIDATED BALANCE SHEETS
                                        Septembe
                                           r
                                           Decem
                                           ber
                                           30,
                                           31,
                                           1999
                                           1998
                      ASSETS

Investment in unconsolidated            $20,055,4   $
partnership                             94          19,471,31
                                                    1
Real estate:
  Land
  Buildings and improvements            1,770,000
                                                    2,070,000 10,726,61
                                        4           10,580,04
                                                    7

  Accumulated depreciation              12,496,61   12,650,04
                                        4           7

                                        2,189,510   1,954,876

                                        10,307,10   10,695,17
Real estate held for sale               4           1

Cash and cash equivalents                                  -
                                        300,000
Other assets
                                                    4,555,260 6,720,190

                                                    360,860 342,396

                                        $37,725,1   $
                                        84          35,082,60
                                                    2

                        LIABILTIES  AND
PARTNERS' CAPITAL
                                        $           $
Accounts payable and other liabilites   218,582     382,432

Partners' capital (deficiency):
  General partners
  Limited partners ($20 per Unit,       (7,124,56   (7,405,20
8,909,969 Unit issued)                  5)          8)

                                        44,631,16   42,105,37
                                        7           8

      Total partners' capital
                                        37,506,60   34,700,17
                                        2           0

                                        $37,725,1   $
                                        84          35,082,60
                                                    2



 See accompanying notes to consolidated financial
                    statements.

        DEAN WITTER REALTY YIELD PLUS, L.P.

          CONSOLIDATED INCOME STATEMENTS

Three and nine months ended September 30, 1999 and
                       1998
                                  Three months ended
Nine months ended
                                September 30,
September 30,
                                        1999
1998
1999         1998
Revenues:
  Rental                 $         $         $           $
  Gains on sales of real 463,771   934,278
1,434,510                7,653,51
estate                      -                     -      0
  Equity in earnings of            39,941,55
    unconsolidated                 9                     65,193,4
partnership              707,985
1,590,426                58
  Interest and other
                         49,021    277,913   198,489
                                                         143,198 196,680
                                                         755,263


                         1,220,7   41,350,43
3,223,425                73,745,4
                         77        0                     29

Expenses:
  Property operating
  Depreciation and       202,096   388,189   20,361      2,393,74
amortization                                             9
  Interest                83,866   75,623    256,014
  General and               -                       -    766,775
administrative                     34,117
                         51,982              140,618     404,509
                                   116,086
                                                         390,594


                         337,944   614,015   416,993     3,955,62
                                                         7

Income before minority
interest                 882,833   40,736,41
2,806,432                69,789,8
                                   5                     02
Minority interest             -                     -
                                          -
                                             13,238,5    47

Net income                  $      $         $           $56,551,
                         882,833   40,736,41
2,806,432                255
                                   5


Net income allocated to:
  Limited partners       $         $         $           $56,147,
  General partners       794,550   40,656,93
2,525,789                290
                                   0
                         88,283              280,643     403,965
                                   79,485

                         $         $         $           $56,551,
                         882,833   40,736,41
2,806,432                255
                                   5


Net income per Unit of
  limited partnership    $          $        $           $ $
interest                 0.09      4.56      0.28
6.30
 See accompanying notes to consolidated financial
                    statements.

        DEAN WITTER REALTY YIELD PLUS, L.P.

    CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                   (DEFICIENCY)

       Nine months ended September 30, 1999
                                   Limited
General
                                   Partners
Partners     Total
Partners' capital (deficiency)
 at January 1, 1999                $42,105,378
$(7,405,208)                       $34,700,170

Net income                           2,525,789
280,643                              2,806,432

Partners' capital (deficiency)
 at September 30, 1999             $44,631,167
$(7,124,565)                       $37,506,602







  See accompanying notes to consolidated financial
                     statements.

<tble>
         DEAN WITTER REALTY YIELD PLUS, L.P.

        CONSOLIDATED STATEMENTS OF CASH FLOWS
[CAPTION]
    Nine months ended September 30, 1999 and 1998

1999       1998 [S]
[C]
[C]
Cash flows from operating activities:
  Net income                                   $
                     2,806,432
$56,551,255
 Adjustments to reconcile net income to net cash
  provided by operating activities:
     Equity in earnings of unconsolidated
partnership (1,590,426)
(143,198)
     Depreciation and amortization
     256,014
766,775
    Gains on sale of real estate                   -
(65,193,458)
     Minority interest in earnings of consolidated
partnership -                                       13,238,547
     (Increase) decrease in other assets           (2,916)
399,440        Decrease in accounts payable and other
liabilities (163,850)
(2,859,861)

       Net cash provided by operating activities
1,305,254
2,759,500

Cash flows from investing activities:
  Distributions from unconsolidated partnership
2,536,973
  1,305,175 Contributions to unconsolidated
  partnership  (1,530,730)
(592,422)
             Additions to real estate
                     (146,567)
(373,404)
 Proceeds from sale of real estate, net of closing
                       costs
- 136,935,777

        Net cash provided by investing activities
859,676     137,275,126

Cash flows from financing activities:
 Cash distributions
-
(98,173,009)
  Minority interest in distributions from
consolidated partnership
-
(31,954,354)
Contributions by minority interest to consolidated
                    partnership
-     171,214
  Repayments of mortgage note payable
-
(10,566,268)

   Net cash used in financing activities
-
(140,522,417)

Increase (decrease) in cash and cash equivalents
2,164,930
(487,791)

Cash and cash equivalents at beginning of period
4,555,260
4,584,786

Cash and cash equivalents at end of period    $
6,720,190   $ 4,096,995

Supplemental disclosure of cash flow information:
 Cash paid for interest                       $    -
                          $
404,509

Supplemental disclosure of non-cash investing
  activities: Reclassification of land as real
  estate held for sale $
300,000

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

In  the  opinion  of management, the
accompanying  financial statements,  which  have
not  been  audited,  include                             all
adjustments necessary to present fairly the results for the interim periods. Except for the gain on sale of the 401 East Ontario Street property in the third quarter of 1998, the gain on the sale of the Michelson property in the second quarter of 1998 and the proceeds received in 1999 and 1998 pursuant to litigation settlements (see Note 4), such adjustments consist only of normal recurring accruals.


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

2.  Real Estate Held for Sale

In October 1999, the Managing General Partner
agreed to sell the  Military Crossing land and
ground lease, for  $350,000, to  an
unaffiliated individual.  Closing  of  the  sale
is expected  to  occur in the fourth quarter of
1999.   As  of September  30,  1999,  the
carrying value  of  the  property
($300,000) was reclassified as real estate held
for sale.
3. Investment in Unconsolidated Partnership
Summarized financial information of GCGA is as
follows:
                               Three months ended       Nine
months ended
                                      September          30,
September 30,
                           1999         1998            1999
1998
Revenues                $         $
$11,809,  $
                        4,135,79  3,141,14  008       8,294,91
                        5         4                   3

Expenses:
  Interest  on  second
mortgage loan           2,121,39  1,946,87
6,213,11  5,522,12
 Other interest         6         7         6         7
 Property operating
    Depreciation   and  946,272   948,068
2,840,20  2,845,18
amortization                                2         6
                        1,595,19  1,521,15
                        4         5
5,038,60  4,468,92
                                            9         4
                        618,551   459,082
                                            1,873,
                                            52
                                            1,377,
                                            24 1      6


                        5,281,41  4,875,18
                        15,965,4  14,213,4 3                    2
                        48 83

Net loss                $(1,145,  $(1,734,
$(4,156,  $(5,918,
                        618)      038)      440)      570)


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

4. 401 East Ontario Street Litigation

In  May 1999, the Partnership received cash of
$700,000  and an interest- bearing non-recourse
promissory note of $45,000 pursuant to a
negotiated settlement with one of the  parties
involved  in  the design and construction of  the
401  East Ontario   Street   building.  Due  to
the  uncertainty   of realization of the note, it
has not been recognized in the financial statements. Any payment on the note will be included in net income upon receipt.

In   March  1998,  the  Partnership  received
$1.2  million pursuant to a settlement with the
architect and engineer  of
the property.
In the years the settlements were received, the
amounts were offset against property operating
expenses.
The  Partnership  is continuing its litigation
against  the general  contractor  and  others it
deems  responsible  for defects  in  the
building  which  were  repaired   by                     the
Partnership between 1995 and 1997.  The
Partnership incurred legal  fees of
approximately $200,000 during the nine months ended September 30, 1999 in connection with the litigation.

5. Related Party Transactions

An affiliate of Realty provided property
management services for  the Deptford Crossing
property in 1999 and 1998 and for the  Michelson
property in 1998. The Partnership  paid                  the
affiliate management  fees of

       DEAN WITTER REALTY YIELD PLUS, L.P.

approximately $48,000 and $64,000 for the nine months ended September 30, 1999 and 1998, respectively. These amounts are included in property operating expenses.

Realty  performs administrative functions,
processes certain investor transactions and
prepares tax information  for  the Partnership.
Effective January 1, 1999, Realty reduced  fees
for these services because of the greatly
decreased level of Partnership  activity.  For
the  nine-month  periods  ended September  30,
1999  and  1998,  the  Partnership  incurred
approximately $53,000 and $223,000,
respectively, for  these services.   These
amounts  are  included  in  general                      and
administrative expenses.

6.   Subsequent Event

On  October 27, 1999, the Partnership
distributed $0.53  per Unit   to  the  Limited
Partners.   The  cash  distribution aggregated
$5,090,612, with $4,722,284 million  distributed
to   the  Limited  Partners  and  $368,328  to
the General Partners. The cash distribution was paid from cash reserves (approximately
$3,685,000), the remaining proceeds from the 1998 sale of the 401 East Ontario Street property ($890,000) and the proceeds from the 1998 sale of the Pine Ridge land ($515,000).
The sales proceeds were distributed 100% to the Limited Partners.

       DEAN WITTER REALTY YIELD PLUS, L.P.

ITEM 2.                  MANAGEMENT'S DISCUSSION
AND
ANALYSIS OF FINANCIAL CONDITION AND     RESULTS
OF OPERATIONS

Liquidity and Capital Resources

The Partnership completed a $178,199,380 public
offering  in 1987.   The  Partnership has no
plans  to  raise  additional capital.

As a result of property sales in 1998,
Partnership cash flow from  operations
decreased during  the  nine  months  ended
September 30, 1999 compared to 1998.

The Managing General Partner has accepted a bid from an unaffiliated third party to purchase the Deptford Crossing property, and the parties are currently negotiating the terms of a purchase and sale agreement. The
Managing General Partner has agreed to sell the Military Crossing land and ground lease to an unaffiliated individual (see Note 2 to the consolidated financial statements). The partnership which owns the One Congress
Street property  ("GCGA")  is currently
marketing the property for sale. There can be no assurance that any of these properties will be sold.

The Partnership will not terminate until the remaining property interests are sold and the outstanding litigation with respect to the 401 East Ontario property (see Note 4 to the consolidated financial statements) is resolved.

Currently,  the vacancy rate in the downtown
Boston  office market, the   location   of  One
Congress   Street,                                  is
approximately 7% and rental rates in this market are stable. There is no new significant construction in this market. During the nine months ended September
30, 1999, occupancy at both the parking garage and the office space at the property remained at 100%. The retail space, which is not a significant portion of the overall space, remained substantially vacant. No significant leases expire before 2003.

In  1989, the Partnership and Dean Witter Realty
Yield  Plus II, L.P., an affiliate,
(collectively, the "New GP"), made a
participating second mortgage loan to GCGA.  On
October  27, 1997,  the  loan was restructured
and the New GP became  the generalpartner  of
GCGA.   Subsequently,  theNew                       GP
identified  several areas of the parking garage
at  the  One Congress  Street property which
were in need of repair.In
1998,  the New GP had GCGA fund repairs for
several  of  the problems  at  the  garage that
the New GP believed  required immediate
attention,  and  hired  an  engineering  firm
to investigate  the  overall  garage space  to
determine  what additional repairs are required.
During the first quarter of 1999, the
engineering firm issued its preliminary report
to GCGA,  and  during  the second quarter  of
1999,  a  second engineering  firm  reviewed
the  first  firm's   work                          for
reasonableness and completeness. The New GP is currently working with the engineering firms to determine and plan the necessary repair work.
Based on the engineers' reports, the New  GP
     believes  that the cost of such repairs
could  be
significant. However, the New GP does not expect to begin any repair work until 2000.
GCGA will fund the repair costs by
borrowing  additional  funds  from  the  New
GP;  the
Partnership will fund 58% of such new borrowing.

The retail market in Deptford, New Jersey, the location of Deptford Crossing, is an improving market, with no new construction.
During the three months ended September 30, 1999, occupancy at the property remained at approximately 84%. No significant leases expire before 2001.

During the third quarter of 1999, the
Partnership leased  5% of  the  vacant space at
Deptford Crossing to a new  tenant. This  tenant
will occupy its space beginning in  the  first
quarter  of  2000.  In connection with the  new
lease,  the Partnership   has  a  commitment  to
fund  building-related
capital   expenditures  and  leasing
commissions   totaling $677,000.
The Managing General Partner has determined that
the surface of  the  parking  lot at Deptford
Crossing  is  in  need  of repair.   An engineer
hired by the Managing General  Partner
determined the necessary repair work.  The
Managing General Partner believes that the cost of such repairs could be significant, and is currently seeking a contractor to make the repairs. Repair work is expected to begin in 2000.

The Partnership will fund any capital costs required for the Deptford Crossing property and its share of the additional GCGA loan from its cash reserves. However, any costs which have not been funded by the time of the closing of the sale of a property may instead be deducted from the sale price.

During the three and nine-month periods ended
September  30, 1999, the Deptford Crossing and
One Congress Street property interests generated positive cash flow from operations, and it is anticipated that they will continue to do so for the remainder of the period the Partnership continues to own its interest in the properties.

As  discussed  in  Note  4  to  the
consolidated  financial statements,  the
Partnership received $700,000 in  May  1999
pursuant to a negotiated settlement relating to the ongoing 401 East Ontario Street property litigation.

During  the nine months ended September 30,
1999, cash  flow from   operations   (including
the   $700,000   litigation settlement)  and
distributions from GCGA exceeded capital expenditures relating to the Deptford Crossing property and the Partnership's contributions to GCGA to fund its share of tenant improvements and leasing commissions at the One Congress
Street property.

The  Partnership  did not pay any cash
distributions  during the  nine months ended
September 30, 1999.  In October 1999, the
Partnership made cash distributions of cash
reserves and proceeds  from  sales  of
properties  (see  Note  6  to  the consolidated
financial statements). The Partnership believes
that  its remaining cash reserves are adequate
for its needs during  the  remainder of 1999 and
2000.  Generally,  future cash  distributions
will be paid from proceeds received from the
sales of the One Congress Street, Deptford
Crossing and Military   Crossing  properties
and  any   remaining   cash reserves.

Except  as discussed above and in the
consolidated financial statements, the Managing
General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations

Fluctuations in the Partnership's operating
results for  the three  and  nine-month  periods
ended  September  30,  1999 compared   to  1998
are  primarily  attributable   to                        the
following:

The sales of the Michelson (April 1998) and 401
East Ontario Street (July 1998) properties caused
the 1998 gains on sales of real estate.
Rental  revenues,  interest  and  other
revenues,  property operating  expenses,
depreciation and amortization expenses, and
general and administrative expenses decreased  in
1999 compared  to  1998  as  a  result  of  the
1998  sales   of properties.
The  1999  increases  in  equity in  earnings  of
GCGA  are primarily  due  to an increase in
occupancy  at  the  office space  at the One
Congress Street property from 70% in  1998 to
100% in 1999.
Property  operating expenses also decreased  for
the  ninemonth period ended September 30, 1999
due to the receipt  of the $700,000 litigation
settlement mentioned above. In March 1998,  the
Partnership  received  $1,200,000  pursuant   to
settlements   relating  to  the  401  East
Ontario   Street litigation.   Property operating
expenses  of  the  Deptford Crossing  property
during the three and nine-month  periods ended
September  30, 1999 were approximately  $151,000
and $492,000 respectively.
There was no interest expense in 1999 because the debt secured by the 401 East Ontario property was repaid in July 1998.
There was no minority interest in the Partnership's net income from the Michelson property in 1999 due to the sale of the property in April 1998.
There were no other individually significant factors which caused changes to revenues or expenses.

Year 2000 Readiness

Many of the world's computer systems (including
those in noninformation  technology  equipment
and  systems)  currently record years in a two-
digit format.  If not addressed,  such computer
systems may be unable to properly interpret
dates beyond   the  year  1999,  which  could
lead  to
business
disruptions in the U.S. and internationally (the
"Year 2000" issue).   The  potential costs and
uncertainties  associated with  the Year 2000
issue may depend on a number of factors,
including software, hardware and the nature of
the  industry in  which a company operates.
Additionally, companies  must coordinate    with
other   entities   with
which
they
electronically interact. The Partnership and the Managing General Partner recognize the importance of insuring that its business operations are not disrupted as a result of the Year 2000 issue and have taken a number of steps to insure that Year 2000 issues are identified and remediated.

The  Managing  General  Partner has  assessed
its  internal computer   information  systems
and  is  taking  steps   to remediate  its
mission-critical systems (at no cost  to  the
Partnership).    The  Managing  General  Partner
is
also
surveying and communicating with vendors
(primarily property
managers and banks) with whom it has important
financial and operating relationships,  to
determine the extent  to  which they are
vulnerable to Year 2000 issues, in order either
to insure  compliance or develop contingency
plans to  mitigate the  risk  associated  with
a non-compliant  vendor.   This process  is
expected to be completed during the fourth quarter of 1999.

In  addition, the Managing General Partner and
these vendors are   currently  evaluating  and
assessing  those  missioncritical  computer
systems in the Partnership's  properties not
related to information technology.  These
systems, which generally operate in a building
include, without limitation, telecommunication,
security (such as card-access  door  lock
systems),  energy management  and elevator
systems.   As  a result of the technology used
in this type of equipment, it is possible that this equipment may not be repairable and accordingly may require complete replacement by the

Partnership. Because this assessment is ongoing, the total cost of bringing all systems and equipment into Year 2000 compliance has not been

fully  quantified.   Based upon available
information,  the General Partner does not
believe that these costs will  have a  material
adverse  effect on the Partnership's  business,
financial  condition or results.  However,  it
is  possible that  there could be adverse
consequences to the Partnership as  a  result
of  Year  2000 issues that  are  outside  the
Partnership's  control.  The General Partner  is
evaluating these   issues  and   developing
contingency  plans   where appropriate.

There  are  many risks associated with the Year
2000  issue, including the possibility of a
failure of  computer and noninformation
technology systems.  Such failures could  cause
system malfunctions which may have a material
adverse effect on  the Partnership or its
properties. In addition, even  if the  General
Partner successfully remediates its  Year  2000
issues,  the  Partnership  can be materially
and  adversely affected by failures of third
parties to remediate their own Year   2000
issues.    The  Partnership   recognizes   the
uncertainty of such external dependencies since
it  can  not directly  control the remediation
efforts of third  parties. The  failure of third
parties with which the Partnership has financial
or  operational  relationships  such  as
banks, tenants,  vendors,  property  managers
and  utilities,   to remediate  their  computer
and non-information technology systems issues in a timely manner could result in a material financial risk to the Partnership.

If   the  above  mentioned  risks  are  not
remedied,   the Partnership   may   experience
business   interruption   or shutdown, financial
loss, or regulatory actions.

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




                            DEAN WITTER REALTY
YIELD PLUS, L.P.
                         By:  Dean Witter Realty
Yield Plus Inc.
                            Managing General
Partner


Date:                     November 12, 1999
By:
_/s/E. Davisson Hardman, Jr.
                         E. Davisson Hardman,
Jr.
                    President

Date:                     November 12, 1999  By:
/s/Charles
M. Charrow
                            Charles S. Charrow
                   Controller
                         (Principal Financial
and
Accounting Officer)

       DEAN WITTER REALTY YIELD PLUS, L.P.

        Quarter Ended September 30, 1999

                  Exhibit Index




Exhibit No.              Description

   27                    Financial Data Schedule



























E1