Form 10-K
period 1999-12-31
DEAN WITTER REALTY YIELD PLUS L P
filed 2000-03-30
CIK 810116

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1999

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

The Military Crossing land was sold, for $350,000, in February 2000 and the Partnership's remaining property interests currently are being marketed for sale, with the objective of completing sales of such interests during 2000. There can be no assurance that these interests will be sold.

The Partnership considers its business to include one industry segment, investment in real property. Financial information regarding the Partnership is in the Partnership's consolidated financial statements in Item 8 below. The Partnership's real property investments are subject to competition from similar types of properties in the vicinities in which they are located. Further information regarding competition and market conditions where the Partnership's properties are located is set forth in Item 7 below.

The Partnership has no employees.

All of the Partnership's business is conducted in the United
States.

ITEM 2.  PROPERTIES

The Partnership's principal offices are located at Two World
Trade Center, New York, New York 10048. The Partnership has no other offices.

As of December 31, 1999, the Partnership owned the following interests in real estate. Generally, the leases pertaining to the properties provide for pass-throughs to the tenants of their pro-rata share of certain operating expenses. In the opinion of the Managing General Partner, all of the properties are adequately covered by insurance.

                  Date of  Initial Net Rentable        Type
of
     Property,  Completion/        Investment2        Area
Ownership of
Location and Type         Acquisition1         ($000)  (000
sq. ft.)          Land & improvements
Deptford Crossing          1991/1992        $18,291    200
100% through interests
 Deptford, NJ                               in general
partnerships
 shopping center                             and a
corporation.

One Congress Street3       1990,91/1997     $19,500
office-246      58% general partner-
                                    Boston, MA
                                    retail-37 ship interest
                                    through
 office building and                           interests in
corporations.4
  garage

Military Crossing          N/A/1994 $300    .6 acres   100%
through interests
 Norfolk, VA                                in general
partnerships
 land                                       and a
corporation.

_________________________

1.Acquisition date is date of foreclosure or in-substance foreclosure.

2.The lower of estimated fair value of property or net carrying value of loan at acquisition date.

3.   Property is subject to a mortgage loan.

4.Dean Witter Realty Yield Plus II, L.P., an affiliate, owns the remaining 42% general partnership interest. The total net carrying value of the general partnership interest at the acquisition date was approximately $33.4 million.

In February 2000, the Partnership sold the Military Crossing land.

Each property, except the Military Crossing land, was built with on-site parking facilities.

An affiliate of Realty was the property manager for the Deptford Crossing property in 1999.

Further information relating to the Partnership's properties is included in Item 7 and Notes 4, 5, 6, 7 and 8 to the consolidated financial statements in Item 8 below.

ITEM 3.  LEGAL PROCEEDINGS

None.


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

As of March 10, 2000, there were 14,502 holders of limited partnership interests.

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

During the year ended December 31, 1999, the Partnership paid cash distributions aggregating $0.53 per Unit (including approximately $0.16 per Unit of undistributed proceeds from 1998 property sales paid 100% to the Limited Partners). The total distributions amounted to $5,090,612, with $4,722,284 distributed to the Limited Partners and $368,328 distributed to the General Partners.

During the year ended December 31, 1998, the Partnership paid cash distributions aggregating $10.97 per Unit (including approximately $10.58 per Unit from proceeds from the sales of the Michelson and 401 East Ontario properties paid 100% to the Limited Partners). The total distributions amounted to $98,173,009, with $97,777,999 distributed to the Limited Partners and $395,010 distributed to the General Partners.

The Partnership does not anticipate making regular distributions to its partners in the future. Generally, future cash distributions will be paid from proceeds received from the sales of the One Congress Street and Deptford Crossing properties and cash reserves.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following sets forth a summary of selected financial data for the Partnership:
             DEAN WITTER REALTY YIELD PLUS, L.P.

 For the years ended December 31, 1999, 1998, 1997, 1996 and
                            1995

                   1999              19981             19972
19963           19954
Total  revenues        $  4,679,722       $  74,796,181    $
24,706,819  $ 20,071,013       $ 34,399,506

Income (loss)
 before extra-
  ordinary  item       $  3,972,207       $  57,364,812    $
6,322,426   $ (1,785,073)      $  1,343,582

Extraordinary  item   $      -  $     -   $     548,3955   $
- $       -

Net  income  (loss)    $  3,972,207       $  57,364,812    $
6,870,821   $ (1,785,073)      $  1,343,582
 per Unit of
 limited
 partnership
 interest:
  Income (loss)
    before extra-
    ordinary item     $      0.40         $       6.39     $
 .69         $      (.18)       $       .17
  Extraordinary
    item      $      -           $       - $       .06     $
- $       -
  Net income
   (loss)   $      0.40        $      6.39        $      .75
$      (.18)         $       .17
Cash distribution
 paid per Unit
 of limited
 partnership
   interest6   $       0.537        $       10.978         $
1.719       $      1.2610      $       .60
Total assets at
   December   31          $33,808,733         $   35,082,602
$107,962,275         $126,752,827       $141,753,976
Long-term debt due
  after  one  year      $     -   $     -  $ 10,566,268    $
- $ 19,823,736
__________________

1.Total revenues include gains on the sales of the Michelson property ($25.2 million), the 401 East Ontario property ($39.8 million) and the Pine Ridge land ($0.4 million). Net income includes these gains, reduced by the minority interest share of the gain on Michelson ($12.7 million).

2.Total revenues, income before extraordinary item and net income include reserves of $1.6 million of accrued but unpaid interest on the One Congress Street participating mortgage loan, and $5.2 million gain on sale of the Greenway Pointe property.

3.Total  revenues  and  net loss include  reserves  of  $0.7 million of accrued but unpaid interest on the One Congress Street participating mortgage loan, and net loss also includes a $1.0 million impairment loss on principal of the One Congress Street participating mortgage loan.

4.Total revenues and net income include a $3.3 million gain on sale of three shopping centers and net income is net of a $6.9 million loss on impairment of real estate.

5.Represents   gain  on  extinguishment  of   debt   through
  foreclosure.

6.Distributions paid to Limited Partners for the years ended
  December 31, 1999 and 1998 included returns of capital of $0.13 and of $7.14 per Unit, respectively, calculated as the excess of cash distributed per Unit over accumulated earnings per Unit not previously distributed. All distributions paid to Limited Partners in 1995 through 1997 represent returns of capital.

7. Includes approximately $0.16 per Unit of proceeds from the 1998 sales of the 401 East Ontario and Pine Ridge properties.

8.Includes  approximately $10.58 per Unit of  proceeds  from
  the   sales   of  the  Michelson  and  401  East   Ontario
  properties.

9. Includes approximately $1.19 per Unit of proceeds from sale of the Greenway Pointe property.

10. Includes approximately $0.72 per Unit of proceeds from the December 1995 sale of three shopping centers.

The above financial data should be read in conjunction with the consolidated financial statements and the related notes in Item 8.

<pag>
             DEAN WITTER REALTY YIELD PLUS, L.P.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

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

As a result of the property sales, Partnership cash flow from operations decreased during the year ended December 31, 1999 compared to 1998.

In the third quarter of 1999, the Partnership had accepted a bid from an unaffiliated third party to purchase the Deptford Crossing property; however, the parties were unable to successfully negotiate a sale agreement. As a result, the Partnership is remarketing the property for sale. Currently, the partnership which owns the One Congress Street property ("GCGA") is discussing the sale of the property with parties it has identified as being interested in acquiring the property. There can be no assurance that either of these properties will be sold.

In February 2000, the Partnership sold the Military Crossing land. In 1999, the Partnership received approximately $45,000 of rental income and incurred minimal expenses from holding the land. See Note 4 to the consolidated financial statements.

The Partnership will not terminate until the remaining property interests are sold and the litigation with respect to the 401 East Ontario property, described in Note 5 to the consolidated financial statements, is resolved.
The retail market in Deptford, New Jersey, the location of Deptford Crossing, is an improving market, with no new construction. During 1999 and at December 31, 1999, occupancy at the property was 84% compared to average occupancy of 79% in 1998 and 81% occupancy at December 31, 1998. Tenants occupying 10% or more of the property's space include T.J. Maxx (16%), Marshalls (13%), Office Max (13%) and Petsmart (13%); their leases expire in 2001, 2002, 2002 and 2009, respectively. The property is leased to eleven other tenants. Leases of smaller tenants covering approximately 10% of the space will expire in 2001.

The Partnership also leased 5% of the vacant space at Deptford Crossing to a new tenant, which will occupy its space beginning in the first quarter of 2000. In connection with the new lease, the Partnership has a commitment to fund tenant-related capital expenditures and leasing commissions totaling $677,000.

The Managing General Partner has determined that the surface of the parking lot at Deptford Crossing is in need of repair, and, after consulting with an engineer, has determined and planned the necessary repair work. The Managing General Partner has also selected a contractor to perform the repair work, which is expected to begin in the second quarter of 2000. The cost of this work is expected to be approximately $480,000.

Currently, the vacancy rate in the downtown Boston office market, the location of One Congress Street, is approximately 7% and rental rates in this market are stable. There is no significant new construction in this market. During the year ended December 31, 1999, occupancy at both the parking garage and the office space at the property remained at 100%. GCGA's lease with the Government Services Administration ("GSA"), which occupies approximately 82% of the office space is scheduled to expire no earlier than August 1, 2003. The lease with the Commonwealth of Massachusetts, which occupies the remaining office space is scheduled to expire in January 2004. The lease for 100% of the parking lot space at the property with Kinney System, Inc. expires in December 2003. The retail space, which is not a significant portion of the overall space, remains substantially vacant.

GCGA is negotiating the leasing of all the vacant retail space at the property to a single tenant. If GCGA is successful, it may incur a significant amount of capital expenditures and leasing commissions to lease the space. The Partnership will be responsible for making additional loans to GCGA to fund its 58% share of such expenditures (the amount of which is uncertain at this time).

In 1998, the Partnership and Dean Witter Realty Yield Plus II, L.P., an affiliate, (collectively, the "New GP") identified several areas of the parking garage at the One Congress Street property which were in need of repair. In 1998, the New GP had GCGA fund repairs for several of the problems at the garage that the New GP believed required immediate attention, and hired an engineering firm to investigate the overall garage space to determine what additional repairs are required. During the first quarter of 1999, the engineering firm issued its preliminary report to the New GP, and during the second quarter of 1999, a second engineering firm reviewed the first firm's work for reasonable and completeness. The New GP, after consulting with the engineering firms, has determined and planned the necessary repair work, and has selected the contractors who will perform the repair work. The New GP expects that the repair work will begin during the second quarter of 2000, and will be completed by the end of 2000. The cost of this work to GCGA is expected to be between $2 million and $3 million. The Partnership will be responsible for making additional loans to GCGA to fund its 58% share of such fundings (between $1,160,000 and $1,740,000).

The Partnership will fund any capital costs required for the Deptford Crossing property and its share of additional GCGA loans from its cash reserves. However, any costs of tenant related capital expenditures which have not been funded by the time of the closing of the sale of a property may instead be deducted from the sale proceeds.

During the year ended December 31, 1999, all of the Partnership's remaining property interests generated positive cash flow from operations, and it is anticipated that the Deptford Crossing and One Congress Street properties will continue to do so for the remainder of the period the Partnership owns its interests.

As  discussed  in  Note  5  to  the  consolidated  financial statements,  the Partnership received $700,000 in  May  1999 pursuant to a negotiated settlement relating to the  ongoing
401 East Ontario Street property litigation.

During the year ended December 31, 1999, the Partnership made cash distributions of cash flow from operations and proceeds from the 1998 sales of properties. See Item 5.

During the year ended December 31, 1999, the Partnership's distributions to investors, contributions to GCGA (to fund its share of tenant improvements and leasing commissions at the One Congress Street property) and capital expenditures relating to the Deptford Crossing property exceeded cash flow from operations (including the $700,000 litigation settlement) and distributions from GCGA. This deficiency was funded with Partnership cash reserves.

In February 2000, the Partnership added approximately $326,000 of net proceeds from the sale of the Military Crossing land to its cash reserves. The Managing General Partner believes that the Partnership's remaining cash reserves are adequate for its needs in 2000. Generally, future cash distributions will be paid from proceeds received from the sales of the Deptford Crossing and One Congress Street properties and cash reserves.

Except as discussed above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations

Fluctuations in the Partnership's operating results for  the year  ended  December 31, 1999 compared  to  1998  and  1998
compared   to  1997  are  primarily  attributable   to   the
following:

In 1998, the gains on sales of real estate resulted from the sales of the Michelson, 401 East Ontario Street and Pine Ridge properties in April, July and November, respectively. In 1997, the gain on sale of real estate resulted from the sale of the Greenway Pointe property in November.

Rental revenues, other revenues, property operating expenses, depreciation and amortization expenses, and general and administrative expenses decreased in 1999 compared to 1998 and in 1998 compared to 1997 as a result of property sales. Such revenues and expenses also decreased in 1998 compared to 1997 due to the loss through foreclosure of the Genessee Crossing property in 1997.

The 1998 decreases in rental revenue were partially offset by an increase in rental revenue at the 401 East Ontario Street property in the months preceding its sale. This increase resulted from higher occupancy and rental rates at the property in 1998 and the discontinuance of rental concessions and free rent.
Equity in earnings of the joint venture which owns the general partnership interest in GCGA increased in 1999 compared to 1998 primarily due to the increase in rental revenues at the One Congress Street property resulting from an increase in office space occupancy from 73% in 1998 to 100% in 1999; the Partnership's 58% share of the increase in revenues was $2,657,000. This increase was partially offset by increases in the property's real estate taxes and depreciation and amortization expenses relating to capital expenditures and leasing commissions incurred in leasing the remaining vacant space; the Partnerships' share of the increases in these costs were $599,000 and $452,0000, respectively. Equity in earnings of the GCGA joint venture was lower in 1997 than 1998 because the Partnership did not begin to recognize its share of earnings from this joint venture until October 27, 1997.

In  1999 and 1998, there was no interest income recorded  on
the   Partnership's  participating  mortgage  loan  to  GCGA
because the loan was accounted for as an investment in joint venture.

Interest  on  cash  and cash equivalents increased  in  1998 compared to 1997 because interest earned on the proceeds from the 1998 property sales (before such proceeds were distributed to Limited Partners) exceeded interest earned on sales proceeds in 1997. In 1999, there was minimal interest earned on proceeds from property sales.

The decreases in property operating expenses in 1999 were partially offset by a reduction in the amounts of 401 East Ontario Street litigation settlements received in 1999 ($700,000) compared to 1998 ($1,200,000). See Note 5 to consolidated financial statements.

Property operating expenses also decreased in 1998 at the 401 East Ontario Street property due to the absence of expenditures for repairs (such costs totaled $2,750,000 in 1997) and due to the 1998 receipt of the $1.2 million litigation settlement mentioned above.

There was no interest expense in 1999 because the debt secured by the 401 East Ontario property was repaid in July 1998. Interest expense decreased in 1998 compared to 1997 due to the repayment of the 401 East Ontario Street debt and the extinguishment through foreclosure of the debt secured by the Genesee Crossing property in 1997.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



         DEAN WITTER REALTY YIELD PLUS, L.P.


                        INDEX


(a)                   Financial                   statements
Page
Independent Auditors' Report
Consolidated Balance Sheets at December 31, 1999 and 1998 Consolidated Income Statements for the years ended
 December 31, 1999, 1998 and 1997
Consolidated Statements of Partners' Capital for the years
  ended December 31, 1999, 1998 and 1997
Consolidated Statements of Cash Flows for the years ended
 December 31, 1999, 1998 and 1997
Notes to Consolidated Financial Statements



(b) Financial statement schedule

Real Estate and Accumulated Depreciation       III





All schedules other than those indicated above have been omitted because either the required information is not applicable or the information is shown in the consolidated financial statements or notes thereto.

Independent Auditors' Report


The Partners
Dean Witter Realty Yield Plus, L.P.:

We have audited the accompanying consolidated balance sheets of Dean Witter Realty Yield Plus, L.P. and consolidated partnerships (the "Partnership") as of December 31, 1999 and 1998, and the related consolidated statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included financial statement schedule III. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dean Witter Realty Yield Plus, L.P. and consolidated partnerships as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                 Deloitte & Touche LLP
                              /s/Deloitte & Touche LLP

New York, New York
March 20, 2000

              DEAN WITTER REALTY YIELD PLUS, L.P.

                  Consolidated Balance Sheets

                  December 31, 1999 and 1998


                                                 1999      1998
                            ASSETS
Real estate:
     Land                                                     $
1,770,000                                    $  2,070,000
   Building   and  improvements                      10,728,014
10,580,047
                                                     12,498,014
12,650,047
   Accumulated   depreciation                         2,248,131
1,954,876
                                                     10,249,883
10,695,171

Real   estate  held  for  sale                          300,000
-

Investment   in  joint  venture                      20,007,478
19,471,311

Cash   and   cash  equivalents                        2,796,347
4,555,260
Other    assets                                         455,025
360,860

                                              $ 33,808,733    $
35,082,602

               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities       $    226,968   $
382,432

Partners' capital (deficiency):
 General partners                              (7,376,315)
(7,405,208)
 Limited partners ($20 per Unit, 8,909,969 issued
   and outstanding)                            40,958,080
42,105,378

   Total partners' capital                     33,581,765
34,700,170

                                             $ 33,808,733   $
35,082,602




 See accompanying notes to consolidated financial statements.

              DEAN WITTER REALTY YIELD PLUS, L.P.

                CONSOLIDATED INCOME STATEMENTS

         Years ended December 31, 1999, 1998 and 1997

                                     1999       1998       1997
Revenues:
   Rental                                  $         $   $17,559,4
                                   1,954,967  8,003,46          16
                                                     2
   Gains on sales of real estate         -    65,403,7   5,242,166
                                                    28
    Equity  in earnings of  joint  2,474,464   462,869     264,862
venture
     Interest   on  participating        -           -     697,153
mortgage loan
    Interest  on  cash  and  cash    205,171   449,572     178,585
equivalents
   Other                              45,120   476,550     764,637

                                   4,679,722  74,796,1   24,706,81
                                                    81           9

Expenses:
   Property operating                220,310  2,492,12
                                                     2   11,241,22
                                                                 8
   Depreciation and amortization     309,732   847,026   4,058,531
   Interest                               -    404,509   1,476,954
   General and administrative        177,473   468,674     673,852

                                     707,515  4,212,33   17,450,56
                                                     1           5

Income before minority interests
   and extraordinary item                     70,583,8   7,256,254
                                   3,972,207        50

Minority interest                         -   13,219,0     933,828
                                                    38

Income before extraordinary item   3,972,207  57,364,8   6,322,426
                                                    12

Extraordinary item:
   Gain on extinguishment of debt                    -     548,395
through foreclosure                -

Net income                                 $         $           $
                                     3,972,2  57,364,8   6,870,821
                                          07        12

Net income allocated to:
   Limited partners                      $           $           $
                                   3,574,986  56,902,0   6,707,955
                                                    45
   General partners                            462,767     162,866
                                     397,221

                                           $         $           $
                                   3,972,207  57,364,8   6,870,821
                                                    12

Per  Unit  of limited partnership
interest:
    Income  before  extraordinary       $.40     $6.39        $.69
item
   Extraordinary item                                -         .06
                                       -

Net income                              $.40     $6.39        $.75


 See accompanying notes to consolidated financial statements.

              DEAN WITTER REALTY YIELD PLUS, L.P.

         Consolidated Statements of Partners' Capital

         Years ended December 31, 1999, 1998 and 1997

                                   Limited   General
                                        Partners       Partners
Total
Partners' capital (deficiency)
     at    January    1,    1997                    $91,509,128
$(7,121,032)                        $84,388,096

Net         income                                    6,707,955
162,866                               6,870,821

Cash         distributions                         (15,235,751)
(514,799)                           (15,750,550)

Partners' capital (deficiency)
     at    December    31,    1997                   82,981,332
(7,472,965)                          75,508,367

Net         income                                   56,902,045
462,767                              57,364,812

Cash         distributions                         (97,777,999)
(395,010)                           (98,173,009)

Partners' capital (deficiency)
   at December 31, 1998               42,105,378 (7,405,208)  3
4,700,170

Net          income                                   3,574,986
397,221                              3,972,207

Cash         distributions                          (4,722,284)
(368,328)                           (5,090,612)

Partners' capital (deficiency) at
  December 31, 1999                $40,958,080  $(7,376,315) $33,581,765


 See accompanying notes to consolidated financial statements.

              DEAN WITTER REALTY YIELD PLUS, L.P.

             Consolidated Statements of Cash Flows

         Years ended December 31, 1999, 1998 and 1997
                                            1999           1998
1997
Cash flows from operating
activities:
  Net income                            $              $
                                   3,972,207   57,364,81 $6,870,82
                                                       2         1
  Adjustments to reconcile net
income to net
    cash provided by operating
activities:
    Equity in earnings of joint     (2,474,46
venture                                    4)  (462,869) (264,862)
    Depreciation and amortization
                                    309,732      847,026 4,058,531
    Gains on sales of real estate        -     (65,403,7
                                                     28) (5,242,16
                                                                6)
    Minority interests in earnings
of consolidated
      Partnerships                       -
                                               13,219,03   933,828
                                                       8
    Gain on extinguishment of debt       -             -
                                                         (548,395)
    (Increase) decrease in other    (110,642)
assets                                           374,575   316,329
    Decrease in accounts payable    (155,464)             (90,608)
and other liabilities                          (2,960,61
                                                      5)

      Net cash provided by                     2,978,239 6,033,478
operating activities                1,541,369

Cash flows from investing
activities:
  Proceeds from sales of real
estate, net of closing       costs      -      137,280,7 10,600,35
                                                      94         3
  Additions to real estate                     (498,404) (856,266)
                                   (147,967)
  Distributions from joint venture                               -
                                   3,475,816   2,252,968
  Contributions to joint venture               (1,540,21
                                   (1,537,51          5) (116,000)
                                   9)

      Net cash provided by
investing                                                 9,628,08
         activities                1,790,330   137,495,1         7
                                                  43

Cash flows from financing
activities:
   Cash distributions                          (98,173,0 (15,750,5
                                   (5,090,61         09)       50)
                                       2)
   Repayments of mortgage notes         -      (10,566,2
payable                                              68) (11,136,4
                                                               96)
   Borrowings under mortgage note       -              -
payable                                                  10,566,26
                                                                 8
   Minority interest in
distributions from                      -      (31,934,8 (1,884,76
      consolidated partnerships                      45)        6)
   Contributions by minority
interest to                             -        171,214   329,445
      consolidated partnerships

      Net cash used in financing               (140,502, (17,876,0
activities                         (5,090,61        908)       99)
                                       2)

Decrease in cash and cash                       (29,526) (2,214,53
equivalents                        (1,758,91                    4)
                                   3)

Cash and cash equivalents at                   4,584,786 6,799,320
beginning of year                  4,555,260

Cash and cash equivalents at end                       $         $
of year                            $2,796,34   4,555,260 4,584,786
                                   7

                          (continued)

              DEAN WITTER REALTY YIELD PLUS, L.P.

             Consolidated Statements of Cash Flows

         Years ended December 31, 1999, 1998 and 1997
                          (continued)

                                    1999       1998      1997
Supplemental disclosure  of  cash
flow information:
   Cash paid for interest             $   -        $           $
                                              404,509  1,476,954

Supplemental disclosure  of  non-
cash investing
  activities:
  Reclassification of real estate
held for sale:                        $          $   -         $
   Land                           300,000              4,080,416
   Building and improvements           -             - 45,012,80
                                                               1
   Accumulated depreciation            -             - (12,196,8
                                                             46)

 Real estate held for sale            $        $   -   $36,896,3
                                   300,000                71

   Acquisition  of investment  in
joint venture
   resulting from restructuring
     of   participating  mortgage
loan:
      Investment in participating     $  -       $   - $18,995,3
mortgage loan, net                                            82
     Deferred costs, net              -              -
                                                         344,951

  Investment in joint venture         $  -       $   - $19,340,3
                                                              33

Supplemental disclosures of  non-
cash
  financing activities:
    Extinguishment  of  debt  and
loss of real
     estate through foreclosure:
        Balance  due on  mortgage     $  -      $    - $8,590,00
note payable                                                   0

       Write-off of real estate:
       Land                              -           - (1,709,53
                                                              5)
       Building                          -           - (6,830,46
                                                              5)
       Accumulated depreciation          -           -
                                                         565,640
                                                     - (7,974,36
                                                              0)

       Decrease in other assets          -           -  (67,245)

   Gain on extinguishment of debt     $  -      $    -         $
due to foreclosure                                       548,395




  See accompanying notes to consolidated financial statements.

             DEAN WITTER REALTY YIELD PLUS, L.P.

         Notes to Consolidated Financial Statements

              December 31, 1999, 1998 and 1997

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

The Partnership expects to sell its remaining real estate investments in 2000. Pursuant to the Partnership Agreement, the sale of the Partnership's last such investment will cause the dissolution of the Partnership. Thereafter, the Partnership will wind up its affairs, make a final cash distribution, and terminate. However, the Partnership will not terminate until the litigation with respect to the 401 East Ontario property described in Note 5 is resolved.

2. Summary of Significant Accounting Policies

The financial statements include the accounts of the Partnership, and the partnerships which own the Deptford Crossing, Military Crossing, 401 East Ontario Street, Pine Ridge, Michelson, Genessee Crossing and Greenway Point properties on a consolidated basis.

Effective October 27, 1997, the Partnership acquired a 58% interest in the corporate joint venture which owns the general partnership interest in GCGA Limited Partnership ("GCGA"), the owner/borrower of the One Congress Street property, and began accounting for this investment using the equity method. See Note 6.

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

Real estate and the investment in joint venture, all of which were acquired in settlement of loans, were recorded at the lower of the carrying value of the original loan or the estimated fair value of the real estate investment acquired at the date of foreclosure or in-substance foreclosure. Costs of improvements to real estate are capitalized and repairs are expensed. Depreciation is recorded on the straight-line method.

At least annually, and more often if circumstances dictate, the Partnership evaluates the recoverability of the net carrying value of its real estate and any related assets, including the real estate and related assets owned by the joint venture. As part of this evaluation, the Partnership assesses, among other things, whether there has been a significant decrease in the market value of any of its properties. If events or circumstances indicate that the net carrying value of a property may not be recoverable, the expected future net cash flows from the property are estimated for a period of approximately five years (or a shorter period if the Partnership expects that the property may be disposed of sooner), along with estimated sales proceeds at the end of the period. If the total of these future undiscounted cash flows were less than the carrying amount of the property, the property would be written down to its fair value as determined (in some cases with the assistance of outside real estate consultants) based on discounted cash flows, and a loss on impairment recognized by a charge to earnings.

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1999. The cash flows used to evaluate the recoverability of the assets and to determine fair value are based on good faith estimates and assumptions developed by the Managing General Partner. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs, which could be material, in subsequent years if real estate markets or local economic conditions change.

Cash and cash equivalents consist of cash and highly liquid investments with maturities, when purchased, of three months or less.

Other assets include leasing commissions and, prior to October 27, 1997, origination fees in connection with the participating mortgage loan. Leasing commissions are amortized over the applicable lease terms. Origination fees were amortized over the loan term, which approximated the effective yield method.

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

No   provision  for  income  taxes  has  been  made  in  the
consolidated  financial statements, since the liability  for
such  taxes  is  that  of  the  partners  rather  than   the
Partnership.

The accounting policies used for tax reporting purposes differ from those used for financial reporting purposes. For tax purposes, the Partnership's subsidiaries are not consolidated, and properties acquired by the subsidiaries are not treated as real estate owned by the Partnership. Instead, the Partnership recognizes taxable interest income on its original participating mortgage loans. For all subsidiaries owned by the Partnership through interests in partnerships, the Partnership also recognizes its share of the subsidiaries' taxable income (which is net of interest expense on the participating mortgage loans which are still outstanding). In addition, the Partnership's offering costs are treated differently for tax and financial reporting purposes. The tax basis of the Partnership's assets and liabilities is approximately $45.6 million higher than the amounts reported for financial statement purposes at December 31, 1999.

The policies used by the subsidiary partnerships to account for property operations for tax reporting purposes differ from those used by the Partnership for financial reporting purposes as follows: (a) depreciation is calculated using accelerated methods, (b) rental income is recognized based on the payment terms in the applicable leases, and (c) write-downs for impairments of real estate are not deductible.

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

Distributions paid to Limited Partners in 1999 and 1998 included returns of capital of $0.13 and $7.14 per Unit, respectively, calculated as the excess of cash distributed per Unit over accumulated earnings per Unit not previously distributed. All distributions paid to Limited Partners in 1997 represented returns of capital.

4.   Real Estate and Real Estate Held for Sale

The locations, years of acquisition through foreclosure or in-substance foreclosure and net carrying values of the Partnership's properties are as follows:

                                 Year of        December 31,
        Property                 Acquisition            1999
1998
Deptford     Crossing,    Deptford,     NJ              1992
$10,249,883                    $10,395,171

Military  Crossing  (land),  Norfolk,  VA               1994
-      300,000

                                                 $10,249,883
$10,695,171

The Deptford Crossing property was subject to a first mortgage loan, which was repaid in December 1997 with funds obtained through a revolving credit facility secured by the 401 East Ontario Street property. All amounts due under the revolving credit facility were repaid in July 1998 with a portion of the proceeds from the sale of the 401 East Ontario Street property (see Note 7).

On February 14, 2000, the Partnership sold the Military Crossing land, which had a net carrying value of $300,000 at December 31, 1999, for a negotiated sale price of $350,000. The Partnership added approximately $326,000, (the sale proceeds, net of closing costs) to the Partnership's cash reserves upon receipt. The net carrying value of the land was reclassified to real estate held for sale as of December 31, 1999.

5. Disposition of Real Estate

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

The Partnership received sale proceeds, net of the mortgage note repayment, closing costs and other deductions, of approximately $62.7 million. The Partnership distributed 100% to Limited Partners approximately $61.8 million of such proceeds ($6.94 per Unit) on July 31, 1998 and the remaining proceeds ($0.10 per Unit) on October 27, 1999. The Partnership recognized a gain on this sale of approximately $39.8 million, which was allocated 100% to the Limited Partners in accordance with the Partnership Agreement.

In 1996, the Partnership discovered that certain of the interior walls of the 401 East Ontario Street building did not meet the City of Chicago's fire code requirements. The Partnership retained the services of nationally recognized consultants to review the building's fire and life safety systems and determine how to fix the problems they identified with those systems. The City of Chicago agreed with the proposed corrections and the Partnership commenced repair work in 1996. The Partnership completed such repairs in 1997. The total cost of these measures was approximately $3.6 million, of which approximately $2.75 million was incurred in 1997. In addition, free rent and rent concessions were offered to the residents in order to maintain occupancy during the period in 1997 when repairs were being performed. The building's insurance carriers were notified of the repairs to the fire and life safety systems.

In 1995 and 1996, the Partnership also incurred a total of $5.6 million, net of a $0.1 million insurance settlement, to repair cracking and spalling of the concrete exterior of the building. Reports by three independent engineering firms in 1995 noted that the cracking and spalling were highly unusual for a building of the age of the 401 East Ontario Street property, and attributed the problems to both defective design and construction of the building.

The Partnership initiated litigation against all parties it deemed responsible for all of the building's defects. In May 1999, the Partnership received cash of $700,000 and an interest bearing non-recourse promissory note of $45,000 pursuant to a negotiated settlement with the building's testing agency. Due to the uncertainty of realization of the note, it has not been recognized in the financial statements. Any payment on the note will be included in net income upon receipt. In March 1998, the Partnership received $1.2 million pursuant to a settlement with the architect and engineer of the building.

In the years the settlements were received, the amounts were offset against property operating expenses. The Partnership is continuing its litigation against the general contractor and others it deems responsible for defects in the building. The Partnership incurred legal fees of approximately $273,000, $222,000 and $425,000 in 1999, 1998 and 1997
respectively, in connection with the litigation.

Michelson, Irvine, California

In April 1998, DW Michelson Associate ("DMA") sold its 90% general partnership interest in the Company to SC Enterprises ("SCE"), the 10% limited partner of DMA, along with two promissory notes totaling approximately $1.2 million due from SCE, for a negotiated aggregate sale price of $64 million. SCE assigned its right to purchase the interest in the Company to Spieker Properties, L.P., which is not affiliated with the Partnership or SCE.

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

Pine Ridge

In November 1998, the Partnership sold the Pine Ridge unimproved land parcel to an unaffiliated purchaser for a negotiated sale price of $550,000. The proceeds from the sale, net of closing costs, of approximately $515,000 were distributed 100% to Limited Partners ($0.06 per Unit) on October 27,1999. The Partnership recognized a gain on this sale of approximately $372,000, which was allocated 100% to the Limited Partners in accordance with the Partnership Agreement.

Genessee Crossing

The Partnership's 9.375% mortgage note payable secured by the Genessee Crossing shopping center matured in May 1997. The Partnership determined that it could not refinance the loan without making an additional equity investment in the property, and determined that in light of its estimate of the property's market value such an additional investment would not be in the Partnership's best interest. As a result, the property was foreclosed upon in August 1997, and in March 1998, the lender took final possession of the property. Since the amount of the mortgage note payable ($8,590,000) exceeded the net book value of the property and related assets (approximately $8,040,000), the Partnership recognized an extraordinary gain on the extinguishment of debt of approximately $550,000 in 1997.

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

6. Investment in Joint Venture

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

In October 1996, GCGA defaulted on the Loan by failing to pay timely its debt service. Thereafter, the Lender accelerated the Loan and attempted to take possession of the property. On October 15, 1996, GCGA filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. On October 27, 1997, the Lender entered into a settlement agreement with GCGA (the "Agreement"). As part of the Agreement, a new corporate joint venture, which is jointly owned by the Partnership (58%) and Yield Plus II (42%) became the sole general partner of GCGA (the "New General Partner"), with an aggregate 19.81% ownership interest in the property. The Partnership and Yield Plus II have agreed to make all decisions concerning the property jointly. The Lender has retained an affiliate of GCGA`s original general partner as property manager.

The Agreement also provides the following:

(a) as a result of their interests in the New General Partner, the Partnership and Yield Plus II are required to make additional loans, if needed, to fund future capital expenditures and leasing commissions at the property (the "New Loans") in proportion to their ownership of the New General Partner. Any New Loans will bear interest at 12%, payable monthly from available cash flow generated by the property after payment of debt service on the first mortgage loan and certain operating escrows;

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

In 1997 (prior to the Agreement), the Partnership reserved accrued but unpaid interest on the Loan of $1,560,000.

Summarized financial information of GCGA is as follows:

                                                December 31,
                                            1999       1998
                           ASSETS

Land  and  building, net                   $59,243,308     $
60,698,880
Other                                              8,331,755
6,394,881

Total  assets                             $67,575,063      $
67,093,761

        LIABILITIES AND PARTNERS' CAPITAL DEFICIENCY

First mortgage loan                     $37,750,000    $
37,750,000
Second mortgage loan and accrued interest
84,028,030                                79,023,308
Other liabilities                         3,630,657
3,190,814
Partners' capital deficiency            (57,833,624)
(52,870,361)

Total liabilities and partners' capital deficiency
$67,575,063                             $ 67,093,761

                  STATEMENTS OF OPERATIONS

                                       Years ended December
31,
                                  1999      1998      1997

Revenues:
 Rental                       $16,094,032
$11,513,818                   $ 11,498,722
 Other                            311,709
79,390                             238,937

                               16,405,741
11,593,208                      11,737,659

Expenses:
 Interest on second mortgage loan         8,346,614
8,078,420                        8,036,377
 Other interest                 3,785,371
3,798,362                        3,768,876
 Property operating and other   6,498,471
5,946,569                        5,075,676
 Depreciation and amortization            2,738,548
1,960,626                        1,940,143

                               21,369,004
19,783,977                      18,821,072

Net loss                      $(4,963,263)
$(8,190,769)                  $ (7,083,413)

GCGA's  second  mortgage loan consists  of  the  Loan.   The
accounting policies of GCGA are consistent with those of the
Partnership.

7.  Mortgage Notes Payable

A mortgage note securing the Deptford Crossing property was scheduled to mature in September 1997. Interest on this mortgage note (bearing a rate at the Partnership's election of LIBOR plus 0.375%, the bank's quoted variable rate plus 1.375% or the bank's fixed rate) and principal payments of $15,000 were payable monthly. In December 1997, the Partnership borrowed $10,566,268 under a revolving credit facility to repay the Deptford mortgage note and reimburse the lender for all of its expenses caused by the forbearance by the lender from exercising its rights during the two months the loan was in default. Interest on the revolving credit facility was payable monthly (bearing a rate at the Partnership's election of Prime Rate or LIBOR plus 1.15%).In July 1998, the Partnership paid in full all amounts due under the revolving credit facility using a portion of the sale proceeds from the sale of the 401 East Ontario Street property (see Note 5).

8. Leases

Minimum future rentals under noncancellable operating leases at  the Deptford Crossing shopping center as of December 31,
1999 are as follows:
Year ending December 31,
              2000             $1,548,870
              2001              1,496,238
              2002                490,444
              2003                399,278
              2004                352,510
              Thereafter        1,340,562
              Total            $5,627,902

The Partnership has determined that all leases relating to the shopping center are operating leases. These leases range in term from two to ten years, and generally provide for fixed minimum rent with expense reimbursement clauses.

9. Related Party Transactions

An affiliate of Realty provided property management services for the Deptford Crossing property through December 31, 1999 and for the Michelson, Genessee Crossing and Greenway Pointe properties until they were sold. The Partnership paid the affiliate property management fees (included in property operating expenses) of approximately $63,000, $79,000 and $220,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Realty performs administrative functions, and processes certain investor and tax information on behalf of the Partnership. For the years ended December 31, 1999, 1998 and 1997, Realty was reimbursed approximately $68,000, $275,000 and $391,000, respectively, for these services (included in general and administrative expenses).

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

The directors and executive officers of the Managing General
Partner are as follows:
                                     Position with the
        Name                    Managing General Partner

William  B.  Smith              Chairman  of  the  Board  of
Directors
E. Davisson Hardman, Jr.     President and Director
Ronald T. Carman             Secretary and Director
Lewis A. Raibley, III        Director

All of the directors have been elected to serve until the next annual meeting of the Shareholders of the Managing General Partner or until their successors are elected and qualify. Each of the executive officers has been elected to serve until his successor is elected and qualifies.

William B. Smith, age 56, has been a Managing Director of Morgan Stanley & Co. Incorporated ("MWD")and Co-head of
Morgan Stanley Realty Incorporated since the merger of Morgan Stanley Group Inc. and Dean Witter Discover & Co. in 1997. Prior to the merger, Mr. Smith was Executive Vice President of Dean Witter Reynolds Inc. and Director of its Investment Banking department since January 1987. Mr. Smith joined Dean Witter in 1982 as Co-Director of Dean Witter Realty.

E.  Davisson  Hardman,  Jr., age 50,  has  been  a  Managing
Director of Morgan Stanley Asia, Ltd. since July 1997, and a
Managing Director of Dean Witter Realty Inc., which he joined in 1982.

Ronald T. Carman, age 48, is a Director and the Secretary of Dean Witter Realty Inc. He has been an Assistant Secretary of Morgan Stanley Dean Witter & Co. ("MWD") and a Managing Director of Morgan Stanley & Co. Inc. since July 1998. Previously, he was a Senior Vice President and Associate General Counsel of Dean Witter Reynolds Inc., which he joined in 1984.

Lewis A. Raibley, III, age 38, is a Senior Vice President and Controller in the Individual Asset Management Group of MWD. From July 1997 to May 1998, Mr. Raibley was Senior Vice President and Director in the Internal Reporting Department of MWD; from 1992 to 1997, he served as Senior Vice President and director in the Financial Reporting and Policy Division for MWD. He has been with MWD and its affiliates since 1986.

There is no family relationship among any of the foregoing persons.

ITEM 11.                              EXECUTIVE COMPENSATION

The General Partners are entitled to receive cash distributions, when and as cash distributions are made to the Limited Partners, and a share of taxable income or tax loss. Descriptions of such distributions and allocations are in Item 5 above. The General Partners received cash distributions  totaling  $368,328, $395,010,  and  $514,799, during the years ended December 31, 1999, 1998 and 1997, respectively. The General Partners have deferred distribution of their share of all proceeds from property sales to date.

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

ITEM  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS
AND MANAGEMENT

  (a) The following table sets forth certain information regarding each person or group of persons known to the Partnership to be the beneficial owner of more than 5% of the Units.

Units
      Name           of          Beneficial           Owners
      beneficially owned
                                                      Number
Percent
       Madison Avenue Investment
         Partners, LLC ("MAIP");
       First Equity Realty, LLC("FER");
       The Harmony Group II, LLC ("Harmony");
       Ronald M. Dickerman;
       Bryan E. Gordon (collectively the
                        "Reporting                 Persons")
454,657      5.10%

The information set forth in this Item 12 (a) is based on Amendment No. 1 to a Schedule 13G Information Statement filed for the year ended December 31, 1999 by the Reporting Persons. Such Schedule 13G discloses that each Reporting Person beneficially owns 454,657 Units, MAIP has sole voting and sole dispositive power over 454,657 Units and shared voting and shared dispositive over 454,617 Units and that each of the other Reporting Persons has shared voting and shared dispostive power over 454,657 Units.

The  address  of MAIP, Harmony and Mr. Gordon  is  P.O.  Box
7533, Incline Village, Nevada 89452.  The address of FER and
Mr. Dickerman is 555 Fifth Avenue, 9th  Floor, NY, NY 10017.

      (b)              The  executive officers and directors
      of  the  Managing  General Partner own  the  following
      Units as of February 29, 2000:

                                                    (3)
                                                   Amount
                                               and Nature of
          (1)                  (2)             of Beneficial
Title  of  Class  Ownership                        Name   of
Beneficial Owner         Ownership

Limited   Partnership      All   directors   and   executive
*
Interests              officers of the Managing
                       General Partner, as a group
__________________________

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

          (10)(k)Supplement and Amendment to Construction Loan Agreement dated October 27, 1997 between Government Center Garage Realty Trust (Borrower) and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P.(Lenders) was filed as an Exhibit to Form 8-K on October 27, 1997 and is incorporated herein by reference.

          (10)(l)Third Amendment to Notes dated October 27, 1997 between Government Center Garage Realty Trust (Maker) and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P. (Holder) was filed as an Exhibit to Form 8-K on October 27, 1997 and is incorporated herein by reference.

          (10)(m)Purchase and Sale Agreement dated as of December 26, 1997 among DW Michelson Associates as Seller, Michelson Company Limited Partnership as Acquired Partnership and SC Enterprises as Purchaser, First Amendment to Purchase and Sale Agreement dated as of February 3, 1998 and Assignment and Assumption Agreement dated as of April 3, 1998 were collectively filed as an Exhibit to Form 8-k on April 3, 1998 and is incorporated herein by reference.
          (10)(n)Purchase and Sale Agreement among DW Lakeshore Associates, L.P., a Delaware Limited Partnership, as Seller and Streeterville Development Associates, LLC, an Illinois Limited Liability Company, as Purchaser dated July 17, 1997 was filed as an Exhibit to Form 8-k on July 17, 1998 and is incorporated herein by reference.

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

                          SCHEDULE III

               DEAN WITTER REALTY YIELD PLUS, L.P.

             Real Estate and Accmulated Depreciation

                        December 31, 1999
                                           Initial  Cost  to
Partnership (A)
                                             Building and
              Description     Encumbrances              Land
Improvements                Total
Shopping  Center, Deptford, NJ             -    $  6,250,094
$12,041,180              $18,291,274

Land, Military Crossing,
 Norfolk, VA                   -       300,000               -
300,000

                                    -        $     6,550,094
$12,041,180              $18,591,274


                                    Cost          Loss    on
Reclassification
                              Capitalized  Impairment       to
Real Estate
                              Subsequent to             of Land
and                             Held for
           Description        Acquisition  Real Estate      Sale


Shopping Center, Deptford, NJ $1,138,199   $(6,931,459)       -

Land, Military Crossing, Norfolk, VA            -             -
(300,000)

                               $1,138,199    $(6,931,459)  $
(300,000)

                    SCHEDULE III (continued)

                                      Gross Amount
                         at which Carried at End of Period (B)

                                         Buildings       and
Depreciation
Description                 Land   Improvements           Total
(C)

Shopping Center, Deptford, NJ      $1,770,000    $10,728,014
$12,498,014              $2,248,131

Land, Military Crossing,
 Norfolk, VA                 -          -          -        -

                              $1,770,000         $10,728,014
$12,498,014              $2,248,131





                                              Life  on which
Depreciation
                          Date of                  in Latest
Income
            Description                      Construction    Date
Acquired     Statements is Computed

Shopping  Center, Deptford, NJ      1991      December  1992
40 years

Land, Military Crossing, Norfolk, VA          N/A       April
1994                                              -

Notes:

(A)The basis in the properties at acquisition for financial reporting purposes is the lower of net carrying value of the original loan or estimated fair market value of the property.
   Losses on foreclosure of real estate and real estate impairment losses do not reduce the basis for federal income tax purposes.

(B)Reconciliation of real estate owned:
                                      1999     1998      1997
   Balance  at  beginning  of period  $12,650,047          $
   50,340,229   $115,682,356
   Additions during period:
   Additions                                         147,967
   498,404                             856,266
      Foreclosure  of  real  estate            -           -
   (8,540,000)
   Sale  of  real  estate                  -    (38,188,586)
   (8,565,176)
   Reclassification to real estate held
    for sale                         (300,000)              -
   (49,093,217)

   Balance  at  end  of period        $12,498,014          $
   12,650,047                     $ 50,340,229


                                      1999      1998     1997

(C)Reconciliation of accumulated depreciation:

   Balance  at  beginning of year    $   1,954,876         $
   5,847,422                      $  18,386,846
   Depreciation        expense                       293,255
   748,020                            3,673,145
   Foreclosure  of  real   estate             -            -
   (565,640)
   Sale  of  real estate                  -      (4,640,566)
   (3,450,083)
   Reclassification of real estate held
      for   sale                              -            -
   (12,196,846)

   Balance  at  end of period        $   2,248,131         $
   1,954,876                      $   5,847,422


                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEAN WITTER REALTY YIELD PLUS, L.P.

By: Dean Witter Realty Yield Plus Inc.
    Managing General Partner


By:  /S/  E. Davisson Hardman, Jr.        Date:   March  30,
2000
    E. Davisson Hardman, Jr.
    President


By:  /S/  Charles M. Charrow        Date:   March  30,
2000
    Charles M. Charrow
    Controller
    (Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY YIELD PLUS INC.
Managing General Partner


/S/  William  B. Smith                    Date:   March  30,
2000
William B. Smith
Chairman of the Board of Directors


/S/E.  Davisson  Hardman, Jr.             Date:   March  30,
2000
E. Davisson Hardman, Jr.
Director


/S/  Lewis  A. Raibley, III               Date:   March  30,
2000
Lewis A. Raibley, III
Director


/S/  Ronald  T. Carman               Date:   March  30,
2000
Ronald T. Carman
Director

             DEAN WITTER REALTY YIELD PLUS, L.P.

                Year Ended December 31, 1999

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

(10) (n) Purchase and Sale Agreement among DW Lakeshore Associates, L.P., a Deleware Limited Partnership, as Seller and Streeterville Development Associates, LLC, an Illinois Limited Liability Company, as Purchaser dated July 17, 1997 was filed as an Exhibit to Form 8-K on July 17, 1998 and is incorporated herein by reference.

(27)     Financial Data Schedule

(99) Financial Statements of GCGA Limited Partnership, owner of an office building/parking garage located in Boston, Massachusetts.

                  GCGA LIMITED PARTNERSHIP

                    Financial Statements

                Independent Auditors' Report

Independent Auditors' Report



To the Partners of
  GCGA Limited Partnership



We have audited the accompanying balance sheets of GCGA Limited Partnership (the "Partnership") as of December 31, 1999 and 1998 and the related statements of operations, partners' capital deficiency, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of GCGA Limited Partnership as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.




                                   Deloitte & Touche, LLP
                                    /s/  Deloitte &  Touche,
LLP



New York, New York
March 20, 2000

                    GCGA LIMITED PARTNERSHIP

                         Balance Sheets

                   December 31, 1999 and 1998
                                                 1999       1998
                             Assets

Real estate, at cost:
 Land                                                  $
4,892,336                                    $  4,892,336
 Building and improvements                     74,563,455
73,624,779
                                               79,455,791
78,517,115
  Accumulated depreciation                    (20,212,483)
(17,818,235)
                                               59,243,308
60,698,880

Cash
1,054,639                                         385,172
Escrow deposits                                 1,015,167
808,617
Accounts receivable                             4,917,634
4,761,502
Deferred expenses, net                          1,228,081
325,806
Other assets                                      116,234
113,784

                                             $ 67,575,063   $
67,093,761


          Liabilities and Partners' Capital Deficiency

Liabilities:
 First mortgage loan                         $ 37,750,000   $
37,750,000
 Second mortgage loan and accrued interest     84,028,030
79,023,308
 Note payable                                   2,371,498
2,446,428
 Accounts payable and other liabilities         1,259,159
744,386

                                              125,408,687
119,964,122

Partners' capital deficiency                  (57,833,624)
(52,870,361)

                                             $ 67,575,063   $
67,093,761




         See accompanying notes to financial statements.

                    GCGA LIMITED PARTNERSHIP

                    Statements of Operations

          Years ended December 31, 1999, 1998 and 1997

                                       1999      1998      1997
Revenues:
 Rental                            $16,094,032
$11,513,818                        $11,498,722
 Interest and other                    311,709
79,390                                 238,937

                                    16,405,741
11,593,208                          11,737,659

Expenses:
 Interest                           12,131,985
11,876,782                          11,805,253         Property
operating                            6,205,129
4,996,224                            4,393,023
Depreciation                         2,394,248
1,895,228                            1,774,048
 Amortization                          344,300
65,398                                 166,095
 General and administrative            293,342
950,345                                682,653

                                    21,369,004
19,783,977                          18,821,072

Net loss                           $(4,963,263)
$(8,190,769)                       $(7,083,413)

















         See accompanying notes to financial statements.

                    GCGA LIMITED PARTNERSHIP

      Statements of Changes in Partners' Capital Deficiency

          Years ended December 31, 1999, 1998 and 1997


                                                           Total
Partner's capital deficiency at January 1, 1997
$(37,719,179)

Contributions
200,000

Distributions
(77,000)

Net loss
(7,083,413)

Partners' capital deficiency at December 31, 1997
(44,679,592)

Net loss
(8,190,769)

Partners' capital deficiency at December 31, 1998
(52,870,361)

Net loss
(4,963,263)

Partners' capital deficiency at December 31, 1999
$(57,833,624)













         See accompanying notes to financial statements.

                    GCGA LIMITED PARTNERSHIP

                    Statements of Cash Flows

          Years ended December 31, 1999, 1998 and 1997
                                        1999          1998
1997
Cash flows from operating activities:
  Net loss                               $(4,963,2  $(8,190,7  $(7,083,4
  Adjustments to reconcile net loss to   63)        69)        13)
net cash
   (used in) provided by operating
activities:
     Interest accrual on second
mortgage loan in excess                  2,353,827  4,154,099  6,856,266
       of payments
     Depreciation and amortization       2,738,548  1,960,626  1,940,143
     (Increase) decrease in operating
assets:
        Escrow deposits                  (206,550)  (36,239)   (188,802)
        Accounts receivable
        Deferred expenses                (156,132)  213,677    (36,403)
        Other assets                                (132,862)
     Increase (decrease)in accounts      (1,246,57             (29,417)
payable and                              5)         96,406
       other liabilities                                       (98,627)
                                         (2,450)
                                                    222,624
                                                               (92,377)
                                         514,773

         Net cash (used in) provided by
       operating   activities
                                         (967,822)  (1,712,43  1,267,370
                                                    8)

Cash flows from investing activities:
  Additions to building and                                         -
improvements                             (938,676)  (2,672,80
                                                    2)

Cash flows from financing activities:
  Borrowings under second mortgage loan                             -
  Repayment of note payable              2,650,895  2,720,943
  Partner contributions                                        (80,571)
  Partner distributions                  (74,930)   (67,827)
                                               -          -    200,000
                                               -          -
                                                               (77,000)

         Net cash provided by financing
activities                               2,575,965  2,653,116  42,429

Increase (decrease) in cash
                                         669,467    (1,732,12  1,309,799
Cash at beginning of year                           4)

                                         385,172               807,497
                                                    2,117,296

Cash at end of year                                 $          $
                                         $1,054,63  385,172    2,117,296
                                         9

Supplemental disclosure of cash paid
during the year                                     $          $
  for interest                           $9,778,15  7,752,794  4,948,987
                                         8

         See accompanying notes to financial statements.

                  GCGA LIMITED PARTNERSHIP

                Notes to Financial Statements


1. Organization

GCGA Limited Partnership (the "Partnership") is a limited partnership organized under the laws of the Commonwealth of Massachusetts. The Partnership is the sole beneficiary of the Government Center Garage Realty Trust (the "Trust") which owns One Congress Street (the "Property"), an 11-story structure containing approximately 283,000 square feet of office and retail space and a 2,200-space parking garage, located in Boston, Massachusetts.

Prior to October 27, 1997, the partners of the Partnership were Government Center Garage Associates Limited Partnership ("GCA"), which owned a 1% general partnership interest and a 98% limited partnership interest, and an individual affiliated with the developer of the property who owned a 1% limited partnership interest (the "Affiliate").

In October 1996, the Partnership defaulted on its second mortgage loan by failing to timely pay its debt service. Thereafter, the second mortgage lenders (Dean Witter Yield Plus, L.P. ("Yield Plus") and Dean Witter Yield Plus II, L.P. ("Yield Plus II"), collectively, (the "Lender")) accelerated the loan and attempted to take possession of the property. On October 15, 1996, the Partnership and the Trust filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Maryland (the "Bankruptcy Court"). While in bankruptcy, the Partnership operated as a debtor-in-possession, whereby the Partnership could not engage in transactions outside of the ordinary course of business without approval of the Bankruptcy Court, after notice and hearing.

On October 27, 1997, the Partnership entered into a settlement agreement with the Lender (the "Agreement"). As part of the Agreement, two new corporations each of which are jointly owned by Yield Plus (58%) and Yield Plus II (42%), became the sole general partners (the "New General Partners") of the Partnership (with an aggregate 19% ownership interest) and GCA (with an aggregate 1% ownership interest). Yield Plus and Yield Plus II have agreed to make all decisions concerning the Partnership and its property jointly, and retained an affiliate of the Partnership's

                  GCGA LIMITED PARTNERSHIP

                Notes to Financial Statements

1. Organization (continued)

original  general partner as property manager.  As  part  of
the   Agreement,   the  second  mortgage   loan   was   also
restructured (see Note 3).

Pursuant   to   the  Agreement,  GCA's  limited  partnership
interest in the Partnership was reduced to 81% and the Affiliate's 1% interest in the Partnership was eliminated.

2. Summary of Significant Accounting Policies

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

Real estate is recorded at cost less accumulated depreciation. Cost includes land, improvements, direct construction costs, indirect project costs, and carrying costs, including real estate taxes, interest and loan costs incurred during the construction period. Depreciation is recorded on the straight-line method. Repairs are expensed.

At least annually, and more often if circumstances dictate, the Partnership evaluates the recoverability of the net carrying value of the Property and any related assets. As part of this evaluation, the Partnership assesses, among other things, whether there has been a significant decrease in the market value of the Property. If events or circumstances indicate that the net carrying value of the Property may not be recoverable, the expected future net cash flows from the Property are estimated for a period of approximately five years (or a shorter period if the Partnership expects that the Property may be disposed of sooner), along with estimated sales proceeds at the end of
the                                                  period.

                  GCGA LIMITED PARTNERSHIP

                Notes to Financial Statements

2. Summary of Significant Accounting Policies (continued)

If the total of these future undiscounted cash flows were less than the carrying amount of the Property, the Property would be written down to its fair value as determined (in some cases with the assistance of outside real estate consultants) based on discounted cash flows, and a loss on impairment recognized by a charge to earnings.

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1999. The cash flows used to evaluate the recoverability of the assets and to determine fair value are based on good faith estimates and assumptions developed by the New General Partners. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs, which could be material, in subsequent years if real estate markets or local economic conditions change.

Deferred expenses consist of origination fees in connection with the mortgage loans and leasing commissions. Origination fees are amortized over the applicable loan terms. Leasing commissions are amortized over the applicable lease terms.

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

                  GCGA LIMITED PARTNERSHIP

                Notes to Financial Statements

2.   Summary of Significant Accounting Policies (continued)

The accounting policies used for tax reporting purposes differ from those used for financial reporting as follows:
(a) depreciation is calculated
using accelerated methods and (b) rental income is recognized based on the payment terms in the applicable leases. The tax basis of the Partnership's assets and liabilities is approximately $12.2 million lower than the amounts reported for financial statement purposes at December 31, 1999.

3. Mortgage Loans Payable

The Trust has a $37,750,000 first mortgage loan payable to a major insurance company. The loan requires monthly payments of interest only, payable at 9.39% and matures November 1, 2001. For each of the three years in the period ended December 31, 1999, the Partnership incurred interest expense of $3,544,725 on this loan.

The Trust also has a participating second mortgage loan payable to the Lender which is due in 2001. Prior to
October 27, 1997, principal of the loan was $59,200,000, base interest was payable monthly at 8% and the first $250,000 of net revenues in any calendar year from the property was payable as additional interest. The Lender also owned a 58% interest in adjusted net revenues and capital proceeds generated by the property.

The second mortgage loan was restructured as follows:

(a) any New Loans (the "New Loans") made by the New General Partners will bear interest at 12%, payable monthly from available cash flow generated by the property after payment of debt service on the first mortgage loan and certain operating escrows;

                  GCGA LIMITED PARTNERSHIP

                Notes to Financial Statements

(b) the interest rate on the principal and past due interest on the second mortgage loan (aggregating approximately $12.3 million at October 27, 1997) has been increased to 10%, payable monthly from available cash flow generated by the property after payment of debt service on the New Loans;

(c) any future unpaid debt service will accrue interest at 10%; and

(d) Yield Plus' and Yield Plus II's interest in adjusted net revenue and capital proceeds generated by the property was increased to 80%.

The Partnership incurred interest expense on the second mortgage loan of $8,346,614, $8,078,420, and $8,036,377 in
1999, 1998 and 1997, respectively.

4. Note Payable

At the inception of the parking garage lease with Kinney System of Sudbury St., Inc., a wholly owned subsidiary of Kinney System, Inc., the lessee granted a $3,000,000 loan to the Partnership, which is payable in monthly payments of $26,350, which include interest at 10 percent per annum. The lease provides for supplemental rental payments to the Partnership of $26,350 per month to cover loan principal and interest payments. These amounts are included in rental income. The lease also provides that the unpaid principal of the loan may be forgiven if certain conditions described in the note agreement are met. Interest expense incurred on this loan in 1999, 1998, and 1997 were approximately $241,000, $248,000, and $224,000, respectively. The loan will be fully paid by December 2003.

                  GCGA LIMITED PARTNERSHIP

                Notes to Financial Statements

5. Leases

Minimum future rental income under noncancelable operating leases as of December 31, 1999 is as follows:

          Year ended December 31   Future minimum rentals


                2000                  $12,470,989
                2001                   12,710,556
                2002                   13,013,044
                2003                   10,190,833
                2004                      135,156
                                      $48,520,578

The Partnership has determined that all leases relating to its properties are operating leases. Lease terms range from five to twenty one years.

6. Related-Party Transactions

The Property is managed by an affiliate of the Partnership. For the years ended December 31, 1999, 1998, and 1997, the affiliate earned management fees of approximately $ 173,000, $105,000, and $124,000, respectively. These amounts are included in property operating expenses.