Form 10-Q
period 2000-06-30
DEAN WITTER REALTY YIELD PLUS L P
filed 2000-08-14
CIK 810116

                          UNITED STATES
               SECURITIES AND EXCHANGE
                     COMMISSION Washington, D.C.
                     20549

                            FORM 10-Q

    [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
               For the period ended June 30, 2000

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


Registrant's telephone number, including area code:
(212) 392-2974

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

           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

               DEAN WITTER REALTY YIELD PLUS, L.P.
             CONSOLIDATED BALANCE SHEETS
June 30,
December 31,
                                2000      1999
                       ASSETS
Real estate:
 Land
$
1,770,000                                    $
1,770,000
 Building and improvements
10,927,987
10,728,014

12,697,987 12,498,014
 Accumulated depreciation
(2,399,362)
(2,248,131)

10,298,625 10,249,883

Real estate held for sale                          -
300,000

Investment in joint venture
19,909,156
20,007,478

Cash and cash equivalents
4,307,903
2,796,347

Other assets
506,022
455,025

                                             $
35,021,706   $ 33,808,733

          LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and other liabilities       $
691,108   $
226,968

Partners' capital (deficiency):
 General partners
(7,299,902)
(7,376,315)
 Limited partners ($20 per Unit, 8,909,969 Units
issued) 41,630,500
40,958,080

  Total partners' capital
34,330,598
33,581,765

                                             $
35,021,706   $ 33,808,733

  See accompanying notes to consolidated financial
                     statements.

         DEAN WITTER REALTY YIELD PLUS, L.P.

           CONSOLIDATED INCOME STATEMENTS

  Three and six months ended June 30, 2000 and 1999
                                  Three months ended
Six months ended
                                  June 30,
June 30,
                                        2000
1999
2000          1999
Revenues:
  Rental                 $         $         $
$
  Equity in earnings of  472,062   461,166   981,222
970,739
joint
    venture                        373,827
  Loss on sale of real   354,778          -  806,467
882,441
estate                         -
      -
  Interest and other               94,683
(15,301)
                         51,559
149,468
                                             95,969

2,002,64 878,399 929,676 1,868,357 8

Expenses:
  Property operating                         (181,735)
  Depreciation and       633,246   (453,958) 867,184
amortization
172,148
  General and            81,205    90,706    161,258
administrative
88,636
                         53,216    40,088    91,082


                         767,667   (323,164) 1,119,524

  79,049

Net income               $                   $
$
                         110,732   $1,252,84 748,833
1,923,599
                                   0

Net income allocated to:
  Limited partners       $                   $
$
  General partners       99,659    $1,127,55 672,420
  1,731,239
                                   6
                         11,073              76,413
  192,360
                                   125,284

                         $                   $
$
                         110,732   $1,252,84 748,833
  1,923,599
                                   0
                                             Sd
Net income per Unit of
  Limited partnership    $          $        Df  $
  $   $
interest                 0.01      0.12      0.08



  0.19



   See accompanying notes to consolidated financial
                      statements.

          DEAN WITTER REALTY YIELD PLUS, L.P.

      CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                     (DEFICIENCY)

            Six months ended June 30, 2000
                                   Limited
General
                                   Partners
Partners        Total
Partners' capital (deficiency)
 at January 1, 2000                $40,958,080
$(7,376,315)                       $33,581,765

Net income                             672,420
76,413                                 748,833

Partners' capital (deficiency)
 at June 30, 2000                  $41,630,500
$(7,299,902)                       $34,330,598


  See accompanying notes to consolidated financial
                     statements.

         DEAN WITTER REALTY YIELD PLUS, L.P.

        CONSOLIDATED STATEMENTS OF CASH FLOWS

      Three months ended June 30, 2000 and 1999

2000       1999
Cash flows from operating activities:
   Net income                                   $
                     748,833   $
1,923,599
 Adjustments to reconcile net income to net cash
  provided by operating activities:
Equity in earnings of joint venture         (806,467)
(882,441)
     Loss on sale of real estate
15,301
-          Depreciation and amortization
161,258
172,148
    Increase in other assets
(79,169)
(63,029)
   Increase(decrease)in accounts payable and other
liabilities 464,140
(128,209)

     Net cash provided by operating activities
503,896
1,022,068

Cash flows from investing activities:
        Contributions to joint venture
                   (351,590)
(1,448,794)
       Distributions from joint venture
                   1,256,379
916,070
       Proceeds from sale of real estate
                    302,844
-
           Additions to real estate
                   (199,973)
(146,567)

     Net cash provided by (used in) investing
activities 1,007,660
(679,291)
Increase in cash and cash equivalents
1,511,556 342,777
Cash and cash equivalents at beginning of
period
2,796,347
4,555,260

Cash and cash equivalents at end of period    $
4,307,903   $ 4,898,037




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

The   financial  statements  include  the
accounts  of  the Partnership,  Deptford Crossing
Associates and the  entities which   jointly
owned  the  Military  Crossing  land  (sold
February  2000)  on a consolidated basis.   All
significant intercompany accounts and transactions have been eliminated.

The  Partnership's  58%  share of  the  general
partnership interest   in   GCGA  Limited
Partnership   ("GCGA"),the
partnership which owns the One Congress Street property, is accounted for on the equity method.

The  Partnership's  records are maintained  on
the  accrual basis   of  accounting  for
financial  reporting  and tax
purposes.

Net income per Unit amounts are calculated by dividing net income allocated to Limited
Partners, in accordance with the Partnership
Agreement, by the weighted average number of Units outstanding.

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim periods. Except for the loss on sale of real estate in 2000 and the proceeds received in the second quarter of 1999 pursuant to a litigation settlement, such adjustments consist only of normal recurring accruals.

These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999. Operating results of interim periods may not be indicative of the operating results for the entire year.

       DEAN WITTER REALTY YIELD PLUS, L.P.

   Notes to Consolidated Financial Statements

2. Sale of Real Estate

On  February  14,  2000, the Partnership sold
the  Military Crossing  land  to an unaffiliated
party for  $350,000.     At
closing,  the Partnership received proceeds, net
of  closing costs,  of approximately $303,000;
such proceeds were  added to   the
Partnership's  cash  reserves.   The  Partnership
recognized  a  loss  on this sale of
approximately  $15,000, which  was  allocated
100%  to the  Limited  Partners.         At
December  31, 1999, the Partnership had
classified the net book value of the land as real estate held for sale.

3.   Investment in Joint Venture

GCGA  has  entered  into an agreement with  an
unaffiliated third  party  to sell the One
Congress Street  property  for $118.5  million.
Consummation of the  sale  is  subject  to
customary closing costs and conditions, including
final  due diligence  by  the  buyer.  If the
sale  is  consummated  in accordance  with  the
agreement and without modification  of the  sale
price, the Partnership's share of  the  net  sale
proceeds   would  be  approximately  $42.5
million   after satisfaction of GCGA's first
mortgage loan payable.

There can be no assurance that the sale


contemplated by  the agreement  will  be


consummated and that,  if  the  sale  is


consummated,  the final sale price would not  be


less  than $118.5 million.

Summarized financial information of GCGA is as
follows:
             Three months ended          Six
months ended
                          June           30,
June 30,
   2000    1999          2000      1999

Revenue                $         $         $
  $
                       4,006,59  3,694,33
                       7,518,10  7,673,21 0

                          9              9 3

Expenses:
   Interest on second
mortgage      loan
                       2,130,68  2,085,87
                       4,236,78  4,091,72 5
                          2              6 0
  Other interest
                       944,801   946,737
1,890,10  1,893,93

  4 0
  Property operating
                       1,971,28  1,744,45
                       3,281,60  3,443,41 1
                                 0    2
                                 1
                                 2    5
    Depreciation  and
amortization           714,073   568,856
1,426,44  1,254,97
                                           3


0


                       5,760,84  5,345,91
                       10,834,9  10,684,0 0

                       5         35        35

Net loss               $(1,754,  $(1,651,
$(3,316,  $(3,010,
                       250)      576)      826)

822)

GCGA's  second  mortgage loan is the
participating  mortgage loan from the Partnership
(58%) and Dean Witter Realty Yield Plus II, L.P.,
an affiliated public partnership (42%).   The
Partnership does not recognize interest income on
its  share of  the  second  mortgage  loan;
instead,  the  Partnership recognizes its share
of GCGA's earnings exclusive of  GCGA's interest
expense on the second mortgage loan.

4. Related Party Transactions

In 1999, an affiliate of Realty provided property
management services   for   the  Deptford
Crossing   property.    The
Partnership   paid   the  affiliate   management
fees   of approximately  $29,000  for the six
months  ended  June  30, 1999.    This  amount
is  included  in  property  operating expenses.

Realty  performs administrative functions,
processes certain investor transactions and
prepares tax information  for  the Partnership.
For the six-month periods ended June 30,  2000
and 1999, the Partnership incurred approximately
$34,000 and $38,000,  respectively, for these
services.   These  amounts are included in
general and administrative expenses.

       DEAN WITTER REALTY YIELD PLUS, L.P.

ITEM 2.                  MANAGEMENT'S DISCUSSION
AND
ANALYSIS OF FINANCIAL CONDITION AND     RESULTS
OF OPERATIONS

Liquidity and Capital Resources

In February 2000, the Partnership sold the
Military Crossing land. See Note 2 to the consolidated financial statements.

The Managing General Partner is currently marketing for sale the Deptford Crossing property. There can be no assurance that the property will be sold.

The  partnership ("GCGA") which owns the One
Congress Street property has entered into an agreement with an unaffiliated third party to sell the property for $118.5 million.
Consummation of the sale is subject to customary closing costs and conditions, including final due diligence by the buyer.

If  the sale is consummated in accordance with
the agreement and   without   modification  of
the   sale   price,   the Partnership's  share
of  the net  sale  proceeds  would  be
approximately  $42.5  million after satisfaction
of  GCGA's
first  mortgage loan payable.  Accordingly, if
the  sale  is consummated  in  accordance with
the agreement  and  without modification of the
sale price, the Partnership would expect to
distribute net sale proceeds of approximately
$4.77  per Unit  to  Limited Partners.
Approximately  $4.60  per  Unit would  be
distributed shortly after the sale and $0.17
per Unit would be distributed approximately six
months after the closing of the sale.
There can be no assurance that the sale
contemplated by  the agreement  will  be
consummated and that,  if  the  sale  is
consummated, the final price would not be less
than  $118.5 million.
The  Partnership  will  not terminate  until
the  remaining property  interests are sold and
the outstanding  litigation brought  by  the
Partnership with respect to  the  401  East
Ontario property (sold in 1998) is resolved.

The retail market in Deptford, New Jersey, the location of Deptford Crossing, is an improving market, with no new significant construction. During the three months ended June
30, 2000, occupancy at the property remained at 84%. Leases covering approximately 26% and 35% of the property's space expire in 2001 and 2002, respectively.

The Partnership leased 5% of the space at Deptford Crossing to a new tenant which will occupy its space beginning in the third quarter of 2000. As of June 30, 2000, the Partnership has a commitment to fund tenant-related capital expenditures and leasing commissions totaling
$412,000 in connection with the  new  lease.
The Partnership will use its cash reserves to fund these expenditures.

The Managing General Partner determined that the surface of the parking lot at Deptford
Crossing was in need of repair, and after consulting with an engineer, determined and planned the necessary repair work. The repair work was substantially completed during the second quarter of 2000. Through June 30, 2000, the Partnership incurred repair costs of approximately $450,000; the total costs of this repair project are expected to total $485,000.

During the second quarter of 2000, GCGA signed a lease for all the vacant retail space at the property to a single new tenant. The tenant will begin to occupy the vacant space in 2001.
Currently, the One Congress Street building is
100% leased.  No leases expire before August
2003.

The Partnership will use its cash reserves to fund its 58% share (approximately $711,000) of the capital expenditures and leasing commissions that GCGA incurs in connection with the new retail lease. However, if the Partnership doesn't fully fund theses expenditures by the time of the closing of the sale of the One Congress Street property, the unfunded portion will instead be deducted from the Partnership's share of the proceeds from the sale of the property.

In  1998, the Partnership and Dean Witter Realty
Yield  Plus II,   L.P.,  an  affiliate,
(collectively,  the  "New  GP") identified
several areas of the parking garage at  the  One
Congress  Street property which were in need of
repair,  and subsequently,  the  New GP hired
two  engineering  firms  to investigate  the
overall  garage space  to  determine  what
additional  repairs  were  required.   The  New
GP,   after
consulting with the

engineering  firms,  determined and  planned
the  necessary repair  work.   The  repair  work
began  during  the  second quarter  of  2000,
and the New GP expects that  the  project will
be completed by the end of 2000.  GCGA will
expense the costs of these repairs, expected to
total between $2 million and  $3 million, as
work progresses.  Through June 30, 2000, GCGA
has incurred repair costs of approximately
$550,000.

The Partnership will fund its 58% share of the parking garage repair costs (up to $1,740,000) from its cash reserves; through June 30, 2000, the Partnership incurred approximately $319,000 of its funding commitment.

During  the  three and six months ended June 30,
2000,  the Deptford  Crossing  and  One
Congress  Street   properties
generated  positive  cash flow from operations,
and  it  is anticipated  that  they will
continue to  do  so  (excluding funding  of  the
repair costs at both properties)  for  the
remainder  of the period the Partnership owns
its  interests in them.

During the three and six months ended June 30, 2000, the Partnership's cash flow from operations and distributions from GCGA exceeded its capital expenditures (for tenant improvements and building improvements at the Deptford Crossing property) and contributions to GCGA (to fund its share of repair costs and tenant improvements at the One Congress Street property). This surplus, along with the net proceeds received from the sale of the Military Crossing land, was added to the Partnership's cash reserves.

The Managing General Partner believes that the
Partnership's cash  reserves  are  adequate  for
its  needs  during   the
remainder of 2000.

The  Partnership  did not pay any cash
distributions  during the  six months ended June
30, 2000. Generally, future cash distributions will be paid from proceeds received from the sales of the One Congress Street and Deptford Crossing properties and any remaining cash reserves.

Except  as discussed above and in the
consolidated financial statements, the Managing
General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations

The loss on sale of real estate was generated by the February 2000 sale of the Military Crossing land.

In 2000, real estate tax expenses at the One
Congress Street property decreased
significantly; the Partnership's share of such
decrease was approximately $207,000 in both the
first and  second quarters of 2000.  During the
second quarter  of 2000,  the  Partnership's
share of the One  Congress  Street repair  costs
was approximately $319,000.   There  were  no
other   individually   significant  factors
which   caused
fluctuations  in  the Partnership's equity  in
earnings  of joint venture in 2000 compared to
1999.

Property operating expenses increased in 2000
primarily  due to  a) the above-mentioned second
quarter parking lot repair
costs incurred at the Deptford Crossing property
and b)  the second  quarter 1999 receipt of the
$700,000 cash settlement relating to 401 East
Ontario Street property litigation.
There  were no other individually significant
factors  which caused   fluctuations  in  the
Partnership's  revenues   or expenses in 2000
compared to 1999.
Inflation
Inflation has been consistently low during the
periods presented in the financial statements
and, as a result, has not had a significant
effect on the operations of the Partnership or
its properties.

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


                            DEAN WITTER REALTY
YIELD PLUS, L.P.
                         By:  Dean Witter Realty
Yield Plus Inc.
                            Managing General
Partner


Date:                    August 14, 2000
By: /S/
E./Davisson Hardman, Jr.
                            E. Davisson Hardman,
                         Jr. President

Date:                    August 14, 2000     By:
/S/ Raymond
E. Koch
                            Raymond E. Koch
                         Principal
Accounting Officer
             DEAN WITTER REALTY YIELD
PLUS, L.P.

                 Quarter Ended June 30,
2000

                        Exhibit Index




Exhibit No.              Description

27                    Financial Data Schedule



























                          E1

