Form 10-Q
period 2000-09-30
DEAN WITTER REALTY YIELD PLUS L P
filed 2000-11-14
CIK 810116

1 UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended September 30, 2000 OR [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________. Commission File Number: 0-18148 DEAN WITTER REALTY YIELD PLUS, L.P. (Exact name of registrant as specified in governing instrument) Delaware 13-3426531 (State of organization) (IRS Employer Identification No.) 2 World Trade Center, New York, NY 10048 (Address of principal executive offices) (Zip Code) Registrant's telephone number, including area code: (212) 392-2974 Former name, former address and former fiscal year, if changed since last report: not applicable Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

DEAN WITTER REALTY YIELD PLUS, L.P. CONSOLIDATED BALANCE SHEETS September 30, December 31, 2000 1999 ASSETS [C][C]Real estate: Land $1,770,000$ 1,770,000 Building and improvements 11,217,25110,728,014 12,987,25112,498,014 Accumulated depreciation 2,479,925 (2,248,131) 10,507,32610,249,883 Real estate held for sale - 300,000 Investment in joint venture 1,850,86720,007,478 Cash and cash equivalents 5,832,032 2,796,347 Other assets 498,462 455,025 $18,688,687$33,808,733 LIABILITIES AND PARTNERS' CAPITAL Accounts payable and other liabilities $270,182 $226,968 Partners' capital (deficiency): General partners (7,317,867) (7,376,315) Limited partners ($20 per Unit, 8,909,969 Units issued) 25,736,37240,958,080 Total partners' capital 18,418,505 33,581,765 $18,688,687$33,808,733 See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION Item 1. Financial Statements

Three and nine months ended September 30, 2000 and 1999 Three months ended Nine months ended September 30, September 30, 2000 1999 2000 1999 [C][C][C][C]Revenues: Equity in earnings of $25,952,7 $707,985 $26,759,17 $1,590,426 joint venture 08 5 Rental 463,771 1,434,510 Loss on sale of real 516,112 1,497,334 estate - - Interest and other - 49,021 (15,301) 198,489 279,559 375,528 26,748,37 1,220,77 28,616,736 3,223,425 9 7 Expenses: Property operating 205,928 202,096 1,073,112 20,361 Depreciation and amortization 85,577 83,866 246,835 256,014 General and 46,614 51,982 137,696 140,618 administrative 338,119 337,944 1,457,643 416,993 Net income $26,410,2 $882,833 $27,159,09 $2,806,432 60 3 Net income allocated to: $26,428,2 $794,550 $27,100,64 $2,525,789 Limited partners 25 88,283 5 280,643 General partners (17,965) 58,448 $26,410,2 $882,833 $27,159,09 $2,806,432 60 3 Net income per Unit of Limited partnership interest $2.96 $0.09 $3.04 $0.28 See accompanying notes to consolidated financial statements.

DEAN WITTER REALTY YIELD PLUS, L.P. CONSOLIDATED INCOME STATEMENTS

Nine months ended September 30, 2000 Limited General Partners Partners Total [C][C][C]Partners' capital (deficiency) at January 1, 2000 $40,958,080 $(7,376,315) $33,581,765 Net income 27,100,645 58,448 27,159,093 Cash distribution (42,322,353) - (42,322,353) Partners' capital (deficiency) at September 30, 2000 $25,736,372 $(7,317,867) $18,418,505 See accompanying notes to consolidated financial statements.

DEAN WITTER REALTY YIELD PLUS, L.P. CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIENCY)

DEAN WITTER REALTY YIELD PLUS, L.P. Notes to Consolidated Financial Statements 1. The Partnership Dean Witter Realty Yield Plus, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware in 1987. The Managing General Partner of the Partnership is Dean Witter Realty Yield Plus Inc., which is wholly-owned by Dean Witter Realty Inc. ("Realty"). The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes. As discussed in Note 3, the One Congress Street property was sold on August 31, 2000. The Partnership's 58% share of the general partnership interest in GCGA Limited Partnership ("GCGA"), the partnership which owned the One Congress Street property, was accounted for on the equity method. The financial statements include the accounts of the Partnership, the partnership which owns the Deptford Crossing shopping center ("DCA") and the entities which jointly owned the Military Crossing land (sold February 2000) on a consolidated basis. All significant intercompany accounts and transactions have been eliminated. Deptford Crossing is the Partnership's last remaining property interest. DCA has entered into an agreement with an unaffiliated third party to sell the property for $13.5 million. Consummation of the sale is subject to customary closing costs and conditions, including final due diligence by the buyer. There can be no assurance that the sale contemplated by the agreement will be consummated and that, if the sale is consummated, the final sale price would not be less than $13.5 million. The sale of Deptford Crossing will cause the dissolution of the Partnership; however, the Partnership will not wind up its operations until the Partnership's outstanding litigation with respect to the 401 East Ontario Street property (sold in 1998) is resolved. The timing of such resolution is uncertain. DEAN WITTER REALTY YIELD PLUS, L.P. Notes to Consolidated Financial Statements Net income per Unit amounts are calculated by dividing net income allocated to Limited Partners by the weighted average number of Units outstanding. In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim periods. Except for the loss on sale of real estate in the first quarter of 2000, the gain on the sale of the One Congress Street property included in equity in earnings of joint venture in the third quarter of 2000, and proceeds received in the second quarter of 1999 relating to the 401 East Ontario Street litigation, such adjustments consist only of normal recurring accruals. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999. Operating results of interim periods may not be indicative of the operating results for the entire year. 2. Sale of Real Estate On February 14, 2000, the Partnership sold the Military Crossing land to an unaffiliated party for $350,000. At closing, the Partnership received proceeds, net of closing costs, of approximately $285,000; such proceeds were added to the Partnership's cash reserves. The Partnership recognized a loss on this sale of approximately $15,000, which was allocated 100% to the Limited Partners. At September 30, 1999, the Partnership had classified the net book value of the land as real estate held for sale. 3. Investment in Joint Venture Pursuant to a Purchase and Sale Agreement dated as of June 14, 2000, as amended, a nominee trust (the "Trust") acting for GCGA, the sole beneficiary of the Trust, sold the land and building which comprise the One Congress Street property on DEAN WITTER REALTY YIELD PLUS, L.P. Notes to Consolidated Financial Statements August 31, 2000 to One Congress Street JV LLC (the "Purchaser"), an unaffiliated third party, for a negotiated sale price of $118.5 million. Dean Witter Realty Yield Plus II, L.P. ("YPII"), an affiliated public partnership, owned the remaining 42% share of the general partnership interest in GCGA. GCGA also had an outstanding participating second mortgage loan (the "Loan") payable to the Partnership (58%) and YPII (42%). The purchase price was paid in cash at closing. At closing, approximately $37.8 million of the sale proceeds were used to settle GCGA's first mortgage loan, $1.3 million was used to fund all tenant improvements that GCGA incurred in renting out the remaining vacant space at the property prior to the sale and $1.8 million was used to fund the remaining agreed upon repairs to the property's garage area (collectively, the "Sale Proceeds Reductions"). The cash GCGA received at closing, net of the Sale Proceeds Reductions and closing costs, was approximately $75.9 million; GCGA paid this amount to the Partnership and YPII in settlement of the Loan. Accordingly, on August 31, 2000, the Partnership received approximately $44.0 million, representing its 58% share of the net sale proceeds GCGA received at closing. On September 28, 2000, the Partnership paid, 100% to Limited Partners, a cash distribution of approximately $42.3 million ($4.75 per Unit) from the One Congress Street property sale proceeds it received. The Partnership retained a portion of the sale proceeds to cover any contingencies that may arise pursuant to the sale and, if required, pay administrative expenses and liabilities that may arise while the Partnership winds up its affairs. Any sale proceeds remaining, subsequent to the payment of any contingencies, will be distributed to Limited Partners only. The Partnership's share of GCGA's gain on sale of the One Congress Street property, net of closing costs and other deductions was approximately $26.6 million; such gain was allocated 100% to the Limited Partners.

Nine months ended September 30, 2000 and 1999 2000 1999 [C][C]Cash flows from operating activities: Net income $27,159,093 $2,806,432 Adjustments to reconcile net income to net cash provided by operating activities: Equity in earnings of joint venture (26,759,175) (1,590,426) Depreciation and amortization 246,835 256,014 Loss on sale of real estate 15,301 - Increase in other assets (76,623) (2,916) Increase (decrease) in accounts payable and other liabilities 61,359 (163,850) Net cash provided by operating activities646,790 1,305,254 Cash flows from investing activities: Distributions from joint venture 46,260,419 2,536,973 Contributions to joint venture (1,344,633) (1,530,730) Additions to real estate (489,237) (146,567) Proceeds from sale of real estate 284,699 - Net cash provided by investing activities 44,711,248 859 ,676 Cash flows from financing activities: Cash distributions (42,322,353) - Increase in cash and cash equivalents 3,035,685 2,164,930 Cash and cash equivalents at beginning of period 2,796,347 4, 555,260 Cash and cash equivalents at end of period$ 5,832,032$ 6,720,190 Supplemental disclosure of non-cash investing activities: Reclassification of land as real estate held for sale $ - $ 300,000 See accompanying notes to consolidated financial statements.

DEAN WITTER REALTY YIELD PLUS, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS

Summarized statements of operations of GCGA are as follows: Three months ended Nine months ended September 30, September 30, 2000 1999 2000 1999 [C][C][C][C] Revenue: Property operating $2,257,917$4,135,795$9,776,026 $11,809,008 Gain on sale of real estate 52,744,105 - 52,744,105 - 55,002,022 4,135,79562,520,131 11,809,008 Expenses: Interest on the Loan1,458,105 2,121,396 5,694,891 6,213,116 Other interest 712,455 946,272 2,602,559 2,840,202 Property operating 2,846,694 1,595,194 6,128,296 5,038,609 Depreciation and amortization 49,845 618,551 1,476,288 1,873,521 5,067,099 5,281,41315,902,034 15,965,448 Net income (loss) before extraordinary item:49,934,923(1,145,618)46,618,097 (4,15 6,440) Extraordinary item: Gain on extinguishment of debt 11,215,526 - 11,215,526 - Net income (loss) $61,150,449$(1,145,618)$57,833,623 $(4, 156,440) On June 30, 2000, GCGA reclassified its interest in the One Congress Street property as real estate held for sale. Accordingly, since July 1, 2000, GCGA has not recorded depreciation expense on the building and related improvements. The balance of the Loan at the date of closing of the sale was approximately $90.3 million. Since GCGA only received net sale proceeds of $75.9 million and has only $3.2 million of additional assets at September 30, 2000, GCGA will not be able to repay the Loan in full. As a result, the Partnership and YPII have jointly forgiven the unpaid Loan balance (approximately $11.2 million; the Partnership's share of this balance is $6.5 million). DEAN WITTER REALTY YIELD PLUS, L.P. Notes to Consolidated Financial Statements The Partnership did not recognize interest income and a loss on extinguishment of debt on its share of the Loan; instead, the Partnership recognized its share of GCGA's earnings exclusive of all Loan activity. 4. Related Party Transactions In 1999, an affiliate of Realty provided property management services for the Deptford Crossing property. The Partnership paid the affiliate management fees of approximately $48,000 for the nine months ended September 30, 1999. This amount is included in property operating expenses. Realty performs administrative functions, processes certain investor transactions and prepares tax information for the Partnership. For the nine-month periods ended September 30, 2000 and 1999, the Partnership incurred approximately $51,000 and $53,000, respectively, for these services. These amounts are included in general and administrative expenses. DEAN WITTER REALTY YIELD PLUS, L.P. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS Liquidity and Capital Resources In February 2000, the Partnership sold the Military Crossing land. See Note 2 to the consolidated financial statements. On August 31, 2000, the partnership ("GCGA") which owned the One Congress Street property sold the property to an unaffiliated third party. See Note 3 to the consolidated financial statements. The Partnership has entered into an agreement with an unaffiliated third party to sell the Deptford Crossing shopping center for $13.5 million. See Note 1 to the consolidated financial statements. If the Deptford Crossing sale is consummated in accordance with the agreement and without modification of the sale price, the Partnership would expect to distribute $1.65 per investment Unit, consisting of net sale proceeds of approximately $1.37 per Unit and cash reserves of $0.28 per Unit. The sale of Deptford Crossing, the last of the Partnership's property interests, will cause the dissolution of the Partnership; however, the Partnership will not wind up its operations until the Partnership's outstanding litigation with respect to the 401 East Ontario Street property (sold in 1998) is resolved. The timing of such resolution is uncertain. As discussed in Note 3 to the consolidated financial statements, on September 28, 2000, the Partnership paid, to Limited Partners only, a distribution of $4.75 per Unit from the proceeds from the sale of the One Congress Street property. The Partnership retained a portion of such sale proceeds and all of the net sale proceeds from the sale of the Military Crossing land to cover any contingencies that may arise while the Partnership winds up its affairs. At the date of closing of the sale of the One Congress Street property, the Partnership had commitments to fund approximately $736,000 for its share of tenant improvements and leasing commissions at the property. This amount was deducted from the Partnership's share of the sale proceeds it received at closing. GCGA continues to be responsible for completing the repair work it began relating to the parking garage area of the One Congress Street property. The Partnership's share of the costs incurred up to the closing date of the sale was approximately $627,000. Also, an additional $1,180,000 was deducted from GCGA's sale proceeds and placed in escrow to ensure that GCGA would complete and pay for the remaining required repair work; the Partnership's share of such escrow deposit was $684,000. The Managing General Partner expects that all of the escrow deposit will be needed to fund the remaining repair work which is expected to be completed in 2001. The Partnership leased 5% of the space at Deptford Crossing to a new tenant which began to occupy its space in September 2000. As of September 30, 2000, the Partnership has a commitment to fund $235,000 of tenant-related capital expenditures and leasing commissions in connection with the new lease. The Partnership will use its cash reserves to fund these expenditures. The Managing General Partner determined that the surface of the parking lot at Deptford Crossing was in need of repair, and after consulting with an engineer, determined and planned the necessary repair work. The repair work was substantially completed during the second quarter of 2000. Through September 30, 2000, the Partnership incurred repair costs of approximately $450,000; the total costs of this repair project are expected to total $485,000. During the three and nine months ended September 30, 2000, the Deptford Crossing and One Congress Street properties generated positive cash flow from its operations, except for the Partnership's share of the above-mentioned repair costs at the One Congress Street property. It is anticipated that the Deptford Crossing property will continue to generate positive cash flow from operations for the remainder of the period the Partnership owns its interest in the property. During the three and nine months ended September 30, 2000, the Partnership's capital expenditures (for tenant improvements and building improvements at the Deptford Crossing property) and contributions to GCGA (to fund its share of repair costs and tenant improvements at the One Congress Street property) exceeded the Partnership's cash flow from operations and distributions from GCGA (excluding the distribution of sale proceeds). This deficit was funded from the Partnership's cash reserves. The Partnership is continuing to pursue the litigation regarding the 401 East Ontario Street property. Although the amount of legal cost the Partnership will bear in resolving this litigation is uncertain, at this time the Managing General Partner believes that the Partnership's cash reserves are adequate to fund such legal costs and all other Partnership cash requirements until the litigation is resolved. Generally, future cash distributions will be paid from the remaining sale proceeds from the sale of the One Congress Street property, the proceeds from the sales of the Military Crossing and Deptford Crossing properties, the proceeds, if any, from resolution of the 401 East Ontario Street litigation, and any remaining cash reserves. Except as discussed above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity. Operations Fluctuations in the Partnership's operating results for the three- and nine- month periods ended September 30, 2000 compared to 1999 are primarily attributable to the following: The increases in equity in earnings of joint venture in 2000 are primarily due to the Partnership's share of the gain on the August 2000 sale of the One Congress Street property (approximately $26.6 million). This gain was partially offset by the Partnership's share of the above-mentioned repair costs (approximately $1,312,000 and $994,000 for the nine and three months ended September 30, 2000, respectively) at the property in 2000. The loss on sale of real estate was generated by the February 2000 sale of the Military Crossing land. The increases in interest and other income in 2000 are primarily due to interest earned on the proceeds from the One Congress Street sale before such proceeds were distributed to the Limited Partners in September 2000. Property operating expenses increased during the nine months ended September 30, 2000 primarily due to a) the above- mentioned second quarter parking lot repair costs incurred at the Deptford Crossing property and b) the second quarter 1999 receipt of the $700,000 cash settlement relating to 401 East Ontario Street property litigation. There were no other individually significant factors which caused fluctuations in the Partnership's revenues or expenses in 2000 compared to 1999. Inflation Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties. DEAN WITTER REALTY YIELD PLUS, L.P. PART II - OTHER INFORMATION Item 6. Exhibits and Reports on Form 8-K (a) Exhibits. An exhibit index has been filed as part of this Report on Page E1. (b) Reports on Form 8-K. None. i) Report on Form 8-K dated August 4, 2000 disclosing the contract to sell the One Congress Street property and the Partnership's plan to pay, to Limited Partners only, a cash distribution of sale proceeds. ii) Reports on Form 8-K dated August 31, 2000 disclosing the sale of the One Congress Street property. DEAN WITTER REALTY YIELD PLUS, L.P. SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. DEAN WITTER REALTY YIELD PLUS, L.P. By: Dean Witter Realty Yield Plus Inc. Managing General Partner Date:November 14, 2000 By: /S/ E./Davisson Hardman, Jr. E. Davisson Hardman, Jr. President Date: November 14, 2000 By: /S/ Raymond E. Koch Raymond E. Koch Principal Accounting Officer DEAN WITTER REALTY YIELD PLUS, L.P. Quarter Ended September 30, 2000 Exhibit Index Exhibit No. Description 27 Financial Data Schedule E1

DEAN WITTER REALTY YIELD PLUS, L.P. Notes to Consolidated Financial Statements