Form 10-K
period 2000-12-31
DEAN WITTER REALTY YIELD PLUS L P
filed 2001-04-02
CIK 810116

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________.

                         Commission File Number 0-18148

                       DEAN WITTER REALTY YIELD PLUS, L.P.
                       -----------------------------------
         (Exact name of registrant as specified in governing instrument)

       Delaware                                             13-3426531
-----------------------                         --------------------------------
(State of organization)                        (IRS Employer Identification No.)



   2 World Trade Center, New York, NY             10048
----------------------------------------        ----------
(Address of principal executive offices)        (Zip Code)



Registrant's telephone number, including area code:  (212) 392-2974
                                                     --------------



Securities registered pursuant to Section 12(b) of the Act:



Title of each class         Name of each exchange on which registered
-------------------         -----------------------------------------
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

                   Yes      X         No            .
                       -----------       ------------

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

                   DOCUMENTS INCORPORATED BY REFERENCE
                                  None

                                     PART I.

ITEM 1.  BUSINESS
------   --------

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

The proceeds from the offering were used to make investments in six participating mortgage loans and land leases secured by interests in real property. Additionally, proceeds were used to make an investment in a short-term loan secured by eleven partnership interests. The Partnership subsequently acquired equity interests in the real estate securing all of the loans through foreclosure or through transfers of ownership in lieu of foreclosure. As of December 31, 2000, all of the properties in which the Partnership had an interest have either been sold to unaffiliated purchasers or lost through foreclosure.

The Partnership Agreement provides that the Partnership shall terminate upon the sale of the Partnership's last investment, and that dissolution shall be effective on the day on which the event occurs giving rise to the dissolution. Accordingly, the Partnership dissolved pursuant to the terms of its Partnership Agreement, effective December 22, 2000, the date the Partnership sold the Deptford Crossing shopping center. However, the Partnership will not wind up its operations until its outstanding litigation with respect to the 401 East Ontario Street property (see Note 4 to the consolidated financial statements in Item 8 below) is resolved. The timing of such resolution is uncertain.

The Partnership considered its business to include one industry segment, investment in real property. Financial information regarding the Partnership is in the Partnership's consolidated financial statements.

The Partnership has no employees.

All of the Partnership's business is conducted in the United States.

ITEM 2.  PROPERTIES
------   ----------

The Partnership's principal offices are located at Two World Trade Center, New York, New York 10048. The Partnership has no other offices.

As of December 31, 2000, the Partnership did not own any property interests.

On December 22, 2000, the Partnership sold its Deptford Crossing Shopping Center, which is located in Deptford, New Jersey. An affiliate of Realty was the property manager of the Deptford Crossing property until December 31,1999.

The One Congress Street property, which is located in Boston, Massachusetts and primarily consists of office space and an income producing parking garage, was sold on August 31, 2000. The Partnership owned a 58% interest in the joint venture which owned the general partnership interest in the property owner. Dean Witter Realty Yield Plus II, L.P., an affiliate, owned the remaining 42% interest in the joint venture.

On February 14, 2000, the Partnership sold its Military Crossing land, which is located in Norfolk, Virginia.

Further information relating to the Partnership's properties is included in Notes 4, 5, and 6 to the consolidated financial statements in Item 8 below.

ITEM 3.  LEGAL PROCEEDINGS
------   -----------------

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------    ---------------------------------------------------

No matter was submitted during the fourth quarter of the fiscal year to a vote of Unit holders.

                                    PART II.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
------    -------------------------------------------------
          STOCKHOLDER MATTERS
          -------------------

An established public trading market for the Units does not exist, and it is not anticipated that such a market will develop in the future. Accordingly, information as to the market value of a Unit at any given date is not available. However, the Partnership does allow its limited partners (the "Limited Partners") to transfer their Units, if a suitable buyer can be located.

As of March 1, 2001, there were 14,133 holders of limited partnership interests.

The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make distributions of cash to its partners. Pursuant to the Partnership Agreement, distributable cash, as defined, is paid 90% to the Limited Partners and 10% to the general partners (the "General Partners"). Pursuant to the Partnership Agreement, $1,239,345 of the General Partner's share of such net cash flow distributable to them through December 31, 1990 was deferred subject to receipt by the Limited Partners of an 8% annual return on their invested capital through that date.

Sale or financing proceeds will be distributed, to the extent available: first, 97% to the Limited Partners and 3% to the General Partners until each Limited Partner has received a return of their invested capital plus an amount sufficient to provide a 10% cumulative annual return on their adjusted capital contribution; second, 100% to the General Partners until they have received the amount of any net cash flow previously deferred and not distributed; and third, 85% to the Limited Partners and 15% to the General Partners. However, if the Limited Partners don't receive a return of their invested capital and a 10% cumulative annual return on their adjusted capital contribution by the termination of the Partnership, then the General Partners must contribute the sale proceeds they received from the Partnership back to the Partnership. In lieu of this contribution, the General Partners have not and will not receive distributions of sale proceeds from the Partnership.

On January 31, 2001, the Partnership paid a distribution, to Limited Partners only, of approximately $13.4 million ($1.50 per Unit), consisting of approximately $10.2 million ($1.14 per Unit) from a portion of the net proceeds received from the December 2000 sale of the Deptford Crossing property and $3.2 million ($0.36 per Unit) from the remaining undistributed proceeds from the August 2000 sale of the One Congress Street property.

During the year ended December 31, 2000, the Partnership paid a cash distribution, to Limited Partners only, of approximately $42.3 million ($4.75 per Unit), consisting of $0.3 million ($0.03 per Unit) from the net proceeds from the February 2000 sale of the Military Crossing land and $42.0 million ($4.72 per Unit) from a portion of the Partnership's share of the net proceeds from the sale of One Congress Street.

During the year ended December 31, 1999, the Partnership paid cash distributions aggregating $0.53 per Unit (including approximately $0.16 per Unit, paid to Limited Partners only, from the remaining undistributed proceeds from 1998 property sales). The total distributions amounted to $5,090,612, with $4,722,284 distributed to the Limited Partners and $368,328 distributed to the General Partners.

The Partnership plans to distribute the remaining undistributed proceeds from the Deptford Crossing sale (payable to Limited Partners only) and Partnership cash reserves when the Partnership concludes winding up its affairs. The timing of such windup is uncertain.

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

ITEM 6.  SELECTED FINANCIAL DATA
------   -----------------------

The following sets forth a summary of selected financial data for the
Partnership:

                       DEAN WITTER REALTY YIELD PLUS, L.P.

        For the years ended December 31, 2000, 1999, 1998, 1997 and 1996

                                      2000(1)             1999                1998(2)             1997(3)              1996(4)
----------------------------------------------------------------------------------------------------------------------------------

Total revenues                   $  29,437,988       $   4,679,722       $  74,796,181       $  24,706,819        $  20,071,013

Income (loss)
  before extra-
  ordinary item                  $  27,543,096       $   3,972,207       $  57,364,812       $   6,322,426        $  (1,785,073)

Extraordinary item               $        --         $        --         $        --         $     548,395(5)     $        --


Net income (loss)                $  27,543,096       $   3,972,207       $  57,364,812       $   6,870,821        $  (1,785,073)

Net income (loss)
  per Unit of
  limited
  partnership
  interest:
    Income (loss)
      before extra-
      ordinary item              $        3.08       $        0.40       $        6.39       $        0.69        $       (0.18)

    Extraordinary
      item                       $        --         $        --         $        --         $        0.06        $        --

    Net income
      (loss)                     $        3.08       $        0.40       $        6.39       $        0.75        $       (0.18)

Cash distribution
  paid per Unit
  of limited
  partnership
  interest(6)                    $        4.75(7)    $        0.53(8)    $       10.97(9)    $        1.71(10)    $        1.26(11)


Total assets at
  December 31                    $  19,112,818       $  33,808,733       $  35,082,602       $ 107,962,275        $ 126,752,827

Long-term debt due
  after one year                 $        --         $        --         $        --         $  10,566,268        $        --

------------------

1. Total revenues and net income include the gain on sale of the One Congress Street property ($26.7 million in equity in earnings of joint venture) and the net gain ($0.1 million) on the sales of the Deptford Crossing and Military Crossing properties.

2. Total revenues include gains on the sales of the Michelson property ($25.2 million), the 401 East Ontario property ($39.8 million) and the Pine Ridge land ($0.4 million). Net income includes these gains, reduced by the minority interest share ($12.7 million) of the gain on the sale of the Michelson property.

3. Total revenues, income before extraordinary item and net income include the $5.2 million gain on the sale of the Greenway Pointe property, and are all net of $1.6 million of reserves of accrued but unpaid interest on the One Congress Street participating mortgage loan.

4. Total revenues and net loss include reserves of $0.7 million of accrued but unpaid interest on the One Congress Street participating mortgage loan, and the net loss also includes a $1.0 million impairment loss on the principal of the One Congress Street participating mortgage loan.

5. Represents a gain on extinguishment of debt resulting from the foreclosure of the Genessee Crossing property.

6. Distributions paid to Limited Partners for the years ended December 31, 2000, 1999 and 1998 included returns of capital of $1.67, $0.13 and $7.14 per Unit, respectively, calculated as the excess of cash distributed per Unit over accumulated earnings per Unit not previously distributed. All distributions paid to Limited Partners in 1996 and 1997 represent returns of capital.

7. Consists of $4.72 per Unit from a portion of the proceeds from the sale of the One Congress Street property and $0.03 per Unit from the proceeds from the sale of the Military Crossing land.

8. Includes approximately $0.16 per Unit of proceeds from the 1998 sales of the 401 East Ontario and Pine Ridge properties.

9. Includes approximately $10.58 per Unit of proceeds from the sales of the Michelson and 401 East Ontario properties.

10. Includes approximately $1.19 per Unit of proceeds from the sale of the Greenway Pointe property.

11. Includes approximately $0.72 per Unit of proceeds from the December 1995 sale of three shopping centers.

The above financial data should be read in conjunction with the consolidated financial statements and the related notes in Item 8.

                       DEAN WITTER REALTY YIELD PLUS, L.P.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------  -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

Liquidity and Capital Resources
-------------------------------

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

The Partnership sold the Deptford Crossing shopping center and the Military Crossing land in December 2000 and February 2000, respectively. See Note 4 to the consolidated financial statements.

In August 2000, the partnership ("GCGA")which owned the One Congress Street property sold the property. See Note 5 to the consolidated financial statements.

As a result of the above-mentioned sales, all of the properties in which the Partnership had an interest have either been sold to unaffiliated purchasers or lost through foreclosure. The Partnership Agreement provides that the Partnership shall terminate upon the sale of the Partnership's last investment, and that dissolution shall be effective on the day on which the event occurs giving rise to the dissolution. Accordingly, the Partnership dissolved pursuant to the terms of its Partnership Agreement, effective December 22, 2000, the date the Partnership sold the Deptford Crossing property. However, the Partnership will not wind up its operations until its outstanding litigation with respect to the 401 East Ontario Street property (see Note 4 to the consolidated financial statements) is resolved. The timing of such resolution is uncertain.

As discussed in Item 5, the Partnership paid, to Limited Partners only, distributions of proceeds from sales of properties totaling $4.75 per Unit in 2000 and $1.50 per Unit on January 30, 2001, respectively. As of January 31, 2001, the Partnership has retained a portion of the proceeds it received from the sale of the Deptford Crossing property to cover any contingencies that may result from the sale and to ensure that the Partnership would have cash on hand to cover all liabilities that may arise while the Partnership winds up its affairs.

The Partnership plans to distribute the remaining undistributed proceeds from the sale of Deptford Crossing (payable to Limited Partners only) and Partnership cash reserves when the Partnership concludes winding up its affairs.

The Partnership's other assets at December 31, 2000, primarily consisted of the following receivables relating to the Deptford Crossing property: a) $270,000 of proceeds from the sale of the property which was placed in escrow to secure the Partnership's obligations, if any, pursuant to its representations and warranties in the property's purchase and sale agreement (the obligations expire June 22, 2001), b) $170,000 of proceeds from the property sale which was placed in escrow to secure the Partnership's liability resulting from a tenant dispute (the escrow deposit was returned to the Partnership in February 2001) and
c)$64,000 of normal tenant receivables relating to the period that the Partnership owned the property.

The Managing General Partner determined that the surface of the parking lot at Deptford Crossing was in need of repair, and after consulting with an engineer, determined and planned the necessary repair work. The repair work was completed in 2000 at a cost to the Partnership of approximately $498,000.

As part of the One Congress Street sale agreement, GCGA continues to be responsible for completing the repair work it began relating to the parking garage area of the property. The Partnership's share of the costs incurred up to the closing date of the sale was approximately $627,000. Also, $1.2 million was deducted from the sale proceeds GCGA received, and placed in escrow to ensure that GCGA would complete and pay for all the required repair work; the Partnership's share of such escrow deposit was approximately $700,000. The Managing General Partner expects that the remaining repair work will be completed in the Spring of 2001, and the funds needed to complete such work in 2001 will not exceed the amount of the escrow deposit.

During the year ended December 31, 2000, the Partnership's cash flow from operations and distributions from GCGA (excluding distributions of the Partnership's share of the sale proceeds) exceeded the Partnership's capital expenditures (for tenant improvements and building improvements at the Deptford Crossing property) and contributions to GCGA (to fund its share of repair costs and tenant improvements at the One Congress Street property). This surplus (approximately $2.0 million) was added to the Partnership's cash reserves. The Partnership's cash also increased in 2000 due to the proceeds from the sales of the Deptford Crossing and GCGA properties which the Partnership had not distributed to Limited Partners as of December 31, 2000.

As mentioned above, the Partnership is continuing to pursue the litigation regarding the 401 East Ontario Street property. The Managing General Partner believes that the Partnership's cash reserves are adequate to fund all Partnership cash requirements while the Partnership winds up its affairs.

Except as discussed above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations
----------

Fluctuations in the Partnership's operating results for the year ended December 31, 2000 compared to 1999 and 1999 compared to 1998 are primarily attributable to the following:

The net gains on sales of real estate in 2000 primarily resulted from the $130,000 gain from the December 2000 sale of the Deptford Crossing property. This gain was partially offset by the $15,000 loss from the February 2000 sale of the Military Crossing land.

In 1998, the gains on sales of real estate resulted from the sales of the Michelson (approximately $25.2 million), 401 East Ontario Street ($39.8 million) and Pine Ridge ($0.4 million) properties in April, July and November, respectively.

Rental revenues, other revenues, property operating expenses, depreciation and amortization expenses, and general and administrative expenses decreased in 1999 compared to 1998 as a result of the 1998 property sales.

The increase in equity in earnings of joint venture in 2000 compared to 1999 is primarily due to the Partnership's share (approximately $26.7 million) of GCGA's gain on the August 2000 sale of the One Congress Street property. This gain was partially offset by the Partnership's share of the above-mentioned repair costs ($1.3 million) at the property in 2000 and the loss of its share of four months of operating income from One Congress Street in 2000 after the sale of the property.

The equity in earnings of the joint venture increased in 1999 compared to 1998 primarily due to the increase in rental revenues at the One Congress Street property resulting from an increase in office space occupancy from 73% in 1998 to 100% in 1999; the Partnership's 58% share of the increase in revenues was $2,657,000. This increase was partially offset by increases in the property's real estate taxes and depreciation and amortization expenses (relating to capital expenditures and leasing commissions incurred in leasing the remaining vacant space); the Partnership's share of the 1999 increases in these costs at One Congress Street were $599,000 and $452,000, respectively.

Interest income was greater in 2000 and 1998 than in 1999 primarily due to the interest earned on the proceeds from property sales before such proceeds were distributed to Limited Partners.

Property operating expenses increased in 2000 compared to 1999 primarily due to $498,000 for the above-mentioned parking lot repairs at the Deptford Crossing property in 2000 and because partial settlements received from the 401 East Ontario litigation (which reduce property operating expenses) were greater in 1999 ($700,000) than 2000 ($48,000). The above-mentioned decreases in property operating expenses in 1999 compared to 1998 were partially offset by a reduction in the amounts of 401 East Ontario Street litigation settlements received in 1999 ($700,000) compared to 1998 ($1,200,000). See Note 4 to the consolidated financial statements.

There were no interest expenses in 2000 and 1999 because the debt secured by the 401 East Ontario property was repaid in July 1998.

There were no minority interests in the Partnership's net income from the Michelson property in 2000 and 1999 due to the sale of the property in April 1998. The 1998 minority interest expense includes the minority interest's $12.7 million share of the gain on the sale of the Michelson property.

There were no other individually significant factors which caused changes to revenues or expenses.

Inflation
---------

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------


                       DEAN WITTER REALTY YIELD PLUS, L.P.


                                      INDEX

(a)  Financial statements

Independent Auditors' Report
Consolidated Balance Sheets at December 31, 2000 and 1999
Consolidated Income Statements for the years ended
  December 31, 2000, 1999 and 1998
Consolidated Statements of Partners' Capital for the years
  ended December 31, 2000, 1999 and 1998
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998
Notes to Consolidated Financial Statements

(b)  Financial statement schedule

Real Estate and Accumulated Depreciation                III


All schedules other than those indicated above have been omitted because either the required information is not applicable or the information is shown in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Partners of
Dean Witter Realty Yield Plus, L.P.:

We have audited the accompanying consolidated balance sheets of Dean Witter Realty Yield Plus, L.P. and consolidated partnerships (the "Partnership") as of December 31, 2000 and 1999, and the related consolidated statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included financial statement schedule III. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dean Witter Realty Yield Plus, L.P. and consolidated partnerships as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, during the year ended December 31, 2000, the Partnership's remaining property investments were sold, and these sales have effectuated the dissolution of the Partnership. The Partnership is in the process of winding up its affairs, and it plans to terminate.

                                        Deloitte & Touche LLP
                                     /s/Deloitte & Touche LLP
New York, New York
March 28, 2001

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                           Consolidated Balance Sheets

                           December 31, 2000 and 1999

                                                        2000              1999
--------------------------------------------------------------------------------

                                     ASSETS

Real estate:
   Land                                          $       --        $  1,770,000
   Building and improvements                             --          10,728,014
--------------------------------------------------------------------------------
                                                                     12,498,014
Accumulated depreciation                                 --           2,248,131
--------------------------------------------------------------------------------
                                                         --          10,249,833

Real estate held for sale                                --             300,000

Investment in joint venture                              --          20,007,478

Cash and cash equivalents                          18,589,178         2,796,347

Other assets                                          523,640           455,025
--------------------------------------------------------------------------------

                                                 $ 19,112,818      $ 33,808,733
================================================================================


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities           $    310,310      $    226,968
--------------------------------------------------------------------------------

Partners' capital (deficiency):
   General partners                                (7,308,074)       (7,376,315)
   Limited partners ($20 per Unit,
    8,909,969 issued and outstanding)              26,110,582        40,958,080
--------------------------------------------------------------------------------

Total partners' capital                            18,802,508        33,581,765
--------------------------------------------------------------------------------
                                                 $ 19,112,818      $ 33,808,733
================================================================================


          See accompanying notes to consolidated financial statements.

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                         CONSOLIDATED INCOME STATEMENTS

                  Years ended December 31, 2000, 1999 and 1998

                                                    2000          1999          1998
---------------------------------------------------------------------------------------
Revenues:
   Rental                                       $ 1,963,498   $ 1,954,967   $ 8,003,462
   Net gains on sales of real estate                115,367          --      65,403,728
   Equity in earnings of joint venture           26,872,818     2,474,464       462,869
   Interest                                         486,305       205,171       449,572
   Other                                               --          45,120       476,550
---------------------------------------------------------------------------------------

                                                 29,437,988     4,679,722    74,796,181
---------------------------------------------------------------------------------------

Expenses:
   Property operating                             1,448,937       220,310     2,492,122
   Depreciation and amortization                    246,835       309,732       847,026
   Interest                                            --            --         404,509
   General and administrative                       199,120       177,473       468,674
---------------------------------------------------------------------------------------

                                                  1,894,892       707,515     4,212,331
------------------------------------------------------------------------------------

Income before minority interest                  27,543,096     3,972,207    70,583,850

Minority interest                                      --            --      13,219,038
---------------------------------------------------------------------------------------

Net income                                      $27,543,096   $ 3,972,207   $57,364,812
=======================================================================================


Net income allocated to:
   Limited partners                             $27,474,855   $ 3,574,986   $56,902,045
   General partners                                  68,241       397,221       462,767
---------------------------------------------------------------------------------------

                                                $27,543,096   $ 3,972,207   $57,364,812
=======================================================================================


Net income per Unit of limited partnership
   interest:                                    $      3.08   $      0.40   $      6.39
=======================================================================================


          See accompanying notes to consolidated financial statements.

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                  Consolidated Statements of Partners' Capital

                  Years ended December 31, 2000, 1999 and 1998

                                     Limited        General
                                     Partners       Partners        Total
------------------------------------------------------------------------------------

Partners' capital (deficiency) at
    January 1, 1998                 $ 82,981,332    $ (7,472,965)   $ 75,508,367

Net income                            56,902,045         462,767      57,364,812

Cash distributions                   (97,777,999)       (395,010)    (98,173,009)
------------------------------------------------------------------------------------

Partners' capital (deficiency) at
    December 31, 1998                 42,105,378      (7,405,208)     34,700,170

Net income                             3,574,986         397,221       3,972,207

Cash distributions                    (4,722,284)       (368,328)     (5,090,612)
------------------------------------------------------------------------------------

Partners' capital (deficiency) at
    December 31, 1999                 40,958,080      (7,376,315)     33,581,765

Net income                            27,474,855          68,241      27,543,096

Cash distributions                   (42,322,353)           --       (42,322,353)
------------------------------------------------------------------------------------

Partners' capital (deficiency) at
    December 31, 2000               $ 26,110,582    $ (7,308,074)   $ 18,802,508
====================================================================================


                See accompanying notes to consolidated financial statements.

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2000, 1999 and 1998

                                                  2000             1999                   1998
-------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income                               $  27,543,096    $   3,972,207          $  57,364,812
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Equity in earnings of joint
       venture                                (26,872,818)      (2,474,464)              (462,869)
      Depreciation and amortization               246,835          309,732                847,026
      Net gains on sales of real estate          (115,367)            --              (65,403,728)
      Minority interest in earnings
       of consolidated partnership                   --               --               13,219,038
      (Increase) decrease in other
        assets                                    (68,615)        (110,642)               374,575
      Increase (decrease) in accounts
       payable and other liabilities               83,342         (155,464)            (2,960,615)
-------------------------------------------------------------------------------------------------

Net cash provided by operating
 activities                                       816,473        1,541,369              2,978,239
-------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Net proceeds from sales of real
    estate                                     10,921,710             --              137,280,794
   Additions to real estate                      (503,295)        (147,967)              (498,404)
   Distributions from joint venture            48,224,929        3,475,816              2,252,968
   Contributions to joint venture              (1,344,633)      (1,537,519)            (1,540,215)
-------------------------------------------------------------------------------------------------

Net cash provided by investing
 activities                                    57,298,711        1,790,330            137,495,143
-------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Cash distributions                         (42,322,353)      (5,090,612)
   Repayment of mortgage notes payable               --               --              (10,566,268)
   Minority interest in distributions
    from consolidated partnership                    --               --              (31,934,845)
   Contributions by minority interest
    in consolidated partnership                      --               --                  171,214
-------------------------------------------------------------------------------------------------

Net cash used in financing activities         (42,322,353)      (5,090,612)          (140,502,908)
-------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash
 equivalents                                   15,792,831       (1,758,913)               (29,526)

Cash and cash equivalents at beginning
 of year                                        2,796,347        4,555,260              4,584,786
-------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of
 year                                       $  18,589,178    $   2,796,347          $   4,555,260
=================================================================================================


Supplemental disclosure of cash flow
 information:
   Cash paid for interest                   $        --      $        --            $     404,509
=================================================================================================


          See accompanying notes to consolidated financial statements.

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

1.   The Partnership
     ---------------

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

The Partnership's last property investments were sold in 2000 (See Notes 4 and 5). The sale of the Deptford Crossing property on December 22, 2000 has effectuated the dissolution of the Partnership. Accordingly, the Partnership is in the process of winding up its affairs, and it plans to terminate. However, the Partnership will not terminate until the litigation with respect to the 401 East Ontario property (see Note 4) is resolved.

2.   Summary of Significant Accounting Policies
     ------------------------------------------

The financial statements include the accounts of the Partnership, and the partnerships which owned the Deptford Crossing, Military Crossing, 401 East Ontario Street, Pine Ridge and Michelson properties on a consolidated basis.

The Partnership used the equity method to account for its 58% interest in the corporate joint venture which owned the general partnership interest in GCGA Limited Partnership ("GCGA"), the owner of the One Congress Street property.

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                   Notes to Consolidated Financial Statements

assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Real estate and the investment in joint venture, all of which were acquired in settlement of loans, were recorded at the lower of the carrying value of the original loan or the estimated fair value of the real estate investment acquired at the date of foreclosure or in-substance foreclosure. Costs of improvements to real estate were capitalized and repairs were expensed. Depreciation was recorded on the straight-line method until a property was reclassified as real estate held for sale.

At least annually, and more often if circumstances dictated, the Partnership evaluated the recoverability of the net carrying value of its real estate and any related assets, including the real estate and related assets owned by the joint venture. As part of this evaluation, the Partnership assessed, among other things, whether there had been a significant decrease in the market value of any of its properties. If events or circumstances indicated that the net carrying value of a property was not recoverable, the expected future net cash flows from the property were estimated for a period of approximately five years (or a shorter period if the Partnership expected that the property would be disposed of sooner), along with estimated sales proceeds at the end of the period. If the total of these future undiscounted cash flows was less than the carrying amount of the property, the property was written down to its fair value as determined (in some cases with the assistance of outside real estate consultants) based on discounted cash flows, and a loss on impairment recognized by a charge to earnings.

The cash flows used to evaluate the recoverability of the assets and to determine fair value were based on good faith estimates and assumptions developed by the Managing General Partner.

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                   Notes to Consolidated Financial Statements

Cash and cash equivalents consist of cash and highly liquid investments with maturities, when purchased, of three months or less.

Deferred leasing commissions, which were included in other assets, were amortized over the applicable lease terms.

Rental income was accrued on a straight-line basis over the terms of the leases which provided for varying rents over the lease terms. Expense reimbursements paid by tenants pursuant to their leases were included in rental revenues.

The Partnership does not use derivative instruments and did not engage in hedging activities.

Net income per Unit amounts are calculated by dividing net income allocated to Limited Partners, by the weighted average number of Units outstanding.

No provision for income taxes has been made in the consolidated financial statements, since the liability for such taxes is that of the partners rather than the Partnership.

The accounting policies used for tax reporting purposes differ from those used for financial reporting purposes. For tax purposes, the Partnership's subsidiaries are not consolidated, and properties acquired by the subsidiaries were not treated as real estate owned by the Partnership. Instead, the Partnership recognized taxable interest income on its original participating mortgage loans. For all subsidiaries owned by the Partnership through interests in partnerships, the Partnership also recognized its share of the subsidiaries' taxable income (which was net of interest expense on the Partnership's participating mortgage loans). In addition, the Partnership's offering costs are treated differently for tax and financial reporting purposes. The tax basis of the partnership's assets and liabilities is approximately $16.4 million higher than the amounts reported for financial statement purposes at December 31, 2000.

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                   Notes to Consolidated Financial Statements

The policies used by the subsidiary partnerships to account for property operations for tax reporting purposes differ from those used by the Partnership for financial reporting purposes as follows: (a) depreciation was calculated using accelerated methods, (b) rental income was recognized based on the payment terms in the applicable leases, and (c) write-downs for impairments of real estate were not deductible.

3.   Partnership Agreement
     ---------------------

The Partnership Agreement provides that net cash flow, as defined, will be paid 90% to the Limited Partners and 10% to the General Partners. Pursuant to the Partnership Agreement, $1,239,345 of the General Partners' share of such net cash flow distributable to them through December 31, 1990 was deferred, subject to receipt by the Limited Partners of an 8% annual return on their invested capital through that date.

Sale or financing proceeds will be distributed, to the extent available: first, 97% to the Limited Partners and 3% to the General Partners until each Limited Partner receives a return of their invested capital plus an amount sufficient to provide a 10% cumulative annual return on their adjusted capital contribution; second, 100% to the General Partners until they have received the amount of any net cash flow previously deferred and not distributed; and third, 85% to the Limited Partners and 15% to the General Partners. However, if the Limited Partners don't receive a return of their invested capital and a 10% cumulative annual return on their adjusted capital contribution by the termination of the Partnership, then the General Partners must contribute the sale proceeds they received from the Partnership back to the Partnership. In lieu of this contribution, the General Partners have not and will not receive distributions of sale proceeds from the Partnership.

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

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                   Notes to Consolidated Financial Statements

if any, are allocated 90% to the Limited Partners and 10% to the General
Partners.

Distributions paid to Limited Partners in 2000, 1999 and 1998 included returns of capital of $1.67, $0.13 and $7.14 per Unit, respectively, calculated as the excess of cash distributed per Unit over accumulated earnings per Unit not previously distributed.

4.  Real Estate Sold
    ----------------

Deptford Crossing, Deptford, NJ

In December 2000, the Partnership sold the land and building which comprise the Deptford Crossing shopping center to the Hutensky Group, LLC, an unaffiliated third party, for a negotiated sale price of $11.5 million. The net book value of the property at December 31, 1999 was approximately $10.2 million. The Partnership recognized a gain on this sale of approximately $130,000 which was allocated 100% to the Limited Partners.

At closing, the Partnership received sale proceeds of approximately $10.6 million, net of a $270,000 escrow deposit to secure the Partnership's obligations, if any, pursuant to its representations and warranties in the sale agreement, closing costs and other deductions. In January 2001, the Partnership distributed, to Limited Partners only, a portion of the proceeds from the sale (See Note 9).

Military Crossing, Norfolk, VA

In February 2000, the Partnership sold the Military Crossing land to an unaffiliated party for a negotiated sale price of $350,000. At closing, the Partnership received proceeds, net of closing costs, of approximately $285,000; such proceeds ($0.03 per Unit) were distributed, to Limited Partners only, in 2000. The Partnership recognized a loss on this sale of approximately $15,000, which was allocated 100% to the Limited Partners. At December 31, 1999, the net book value of the land was reclassified as real estate held for sale.

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                   Notes to Consolidated Financial Statements

401 East Ontario Street, Chicago, IL

In July 1998, the Partnership sold the 401 East Ontario Street property to Streeterville Development Associates, LLC ("SDA") for a negotiated sale price of $74.5 million. The Partnership used approximately $10.6 million of the sale proceeds to repay the mortgage note payable to which the property was subject (see Note 6). SDA is an unaffiliated party; however, Draper and Kramer Inc., which owns 37.5% of SDA, was the manager of the property while it was owned by the Partnership.

The Partnership received sale proceeds, net of the mortgage note repayment, closing costs and other deductions, of approximately $62.7 million. The Partnership distributed, 100% to Limited Partners, approximately $61.8 million of such proceeds ($6.94 per Unit) in 1998 and the remaining undistributed proceeds of $890,000 ($0.10 per Unit) in 1999. The Partnership recognized a gain on this sale of approximately $39.8 million, which was allocated 100% to the Limited Partners.

In 1995 and 1996, the Partnership incurred a total of $5.6 million, net of a $0.1 million insurance settlement, to repair cracking and spalling of the concrete exterior of the 401 East Ontario building. Reports by three independent engineering firms in 1995 noted that the cracking and spalling were highly unusual for a building of the age of this property, and attributed the problems to both defective design and construction of the building.

In 1996 and 1997, the Partnership also incurred a total of $3.6 million to repair the interior walls of the 401 East Ontario Street building so that the building's fire and life safety systems would properly comply with the fire code requirements of the City of Chicago. In addition to the repair costs, the Partnership also had to offer free rent and rent concessions to the building's residents in 1997 while the repairs were being performed. The building's insurance carriers were notified of the repairs to the fire and life safety systems.

The Partnership initiated litigation against all parties it deemed responsible for all of the building's defects. In May

                      DEAN WITTER REALTY YIELD PLUS, L.P.

                   Notes to Consolidated Financial Statements

1999, the Partnership negotiated a settlement with the building's testing agency from which the Partnership received cash of approximately $700,000 and $48,000 in 1999 and 2000, respectively. In March 1998, the Partnership received $1.2 million pursuant to a settlement with the architect and engineer of the building.

In the years the settlements were received, the Partnership offset the settlement amounts against property operating expenses. The Partnership is continuing its litigation against the general contractor and others it deems responsible for defects in the building. The Partnership incurred legal fees of approximately $90,000, $273,000 and $222,000 in 2000, 1999 and 1998
respectively, in connection with the litigation.

Michelson, Irvine, California

In April 1998, DW Michelson Associates ("DMA"), a general partnership, sold its 90% general partnership interest in the partnership which owned the Michelson property (the "Company") to SC Enterprises("SCE"), the 10% limited partner of the Company, along with two promissory notes totaling approximately $1.2 million due from SCE, for a negotiated aggregate sale price of $64 million. SCE assigned its right to purchase the interest in the Company to Spieker Properties, L.P., which is not affiliated with the Partnership or SCE.

The Partnership and an affiliate, Dean Witter Realty Yield Plus II, L.P. ("Yield Plus II"), owned 50.19% and 49.81% of DMA, respectively.

In 1998, the Partnership distributed approximately $32.4 million ($3.64 per Unit), its share of the proceeds from the sale (net of closing costs), 100% to the Limited Partners.

The Partnership recognized 100% of DMA's $25.2 million gain on the sale of this property in the Partnership's 1998 gain on sales of real estate. Yield Plus II's $12.7 million share of this gain was recorded as part of the Partnership's 1998 minority interest expense. The Partnership's net share from

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                   Notes to Consolidated Financial Statements

this gain, approximately $12.5 million, was allocated 100% to the Limited Partners.


Pine Ridge

In November 1998, the Partnership sold the Pine Ridge unimproved land parcel to an unaffiliated purchaser for a negotiated sale price of $550,000. The proceeds from the sale, net of closing costs, of approximately $515,000 were distributed 100% to Limited Partners ($0.06 per Unit) in 1999. The Partnership recognized a gain on this sale of approximately $372,000, which was allocated 100% to the Limited Partners.

5.   Investment in Joint Venture
     ---------------------------

One Congress Street, Boston, Massachusetts

Before the Partnership, through its joint venture investment, owned a general partnership interest in GCGA, the Partnership and Yield Plus II (collectively the "Lender") made a $59.2 million participating second mortgage loan on the One Congress Street building (the "Loan") to GCGA. The Loan was due in 2001. The property was also subject to a first mortgage loan.

In October 1996, GCGA defaulted on the Loan, and filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. On October 27, 1997, the Lender entered into a settlement agreement with GCGA (the "Agreement"). As part of the Agreement, a new corporate joint venture, which was jointly owned by the Partnership (58%) and Yield Plus II (42%) became the sole general partner of GCGA (the "New General Partner"), with an aggregate 19.81% ownership interest in the property. The Partnership and Yield Plus II agreed to make all decisions concerning the property jointly, and retained an affiliate of GCGA`s original general partner as property manager.

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                   Notes to Consolidated Financial Statements

The Agreement also provided the following:

     (a) as a result of their interests in the New General Partner, the Partnership and Yield Plus II were required to make additional loans, if needed, to fund future capital expenditures and leasing commissions at the property (the "New Loans") in proportion to their ownership of the New General Partner. Any New Loans would bear interest at 12%, payable monthly from available cash flow generated by the property after payment of debt service on the first mortgage loan and certain operating escrows;

     (b) the interest rate on the principal of the Loan and past due interest thereon (aggregating approximately $12.3 million at the date of the agreement) was increased to 10%, payable monthly from available cash flow generated by the property after payment of debt service on the New Loans;

     (c)  any future unpaid debt service would accrue interest at 10%; and

     (d) the Partnership's and Yield Plus II's interest in adjusted net revenue and capital proceeds generated by the property was increased to 80%.

The Agreement effectively changed the Lender from a participating lender to GCGA into the general partner of a partnership which owned the One Congress Street property. The Partnership, through the New General Partner, owned an 11.5% partnership interest in GCGA. However, the Partnership and Yield Plus II recognized all of GCGA's profit and losses in proportion to their ownership of the New General Partner because the Partnership and Yield Plus II controlled GCGA and were entitled to receive substantially all the cash flow and other economic benefits from the property.

In August 2000, GCGA sold the land and building which comprise the One Congress Street property to One Congress Street JV LLC (the "Purchaser"), an unaffiliated third party, for a negotiated sale price of $118.5 million.

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                   Notes to Consolidated Financial Statements

At closing, approximately $37.8 million of the sale proceeds were used to settle GCGA's first mortgage loan, $1.3 million was used to fund all tenant improvements that GCGA incurred in renting out the remaining vacant space at the property prior to the sale and $1.4 million was used to pay the sale-related closing costs (collectively, the "Sale Proceeds Reductions"). The sale proceeds that GCGA received at closing, net of the Sale Proceeds Reductions, were approximately $78.1 million; GCGA paid this amount to the Partnership and YPII in settlement of the Loan and accrued interest thereon. Accordingly, on August 31, 2000, the Partnership received approximately $45.3 million, representing its 58% share of the net sale proceeds GCGA received at closing.

In 2000, the Partnership paid, 100% to Limited Partners, a cash distribution of approximately $42.0 million ($4.72 per Unit) from a portion of the One Congress Street property sale proceeds it received. The remaining sale proceeds were distributed, to Limited Partners only, on January 30, 2001 (See Note 9).

The Partnership's share of GCGA's gain on sale of the One Congress Street property was approximately $26.7 million; such gain was allocated 100% to the Limited Partners.

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                   Notes to Consolidated Financial Statements

The summarized balance sheet of GCGA at December 31, 1999 is as follows:

                                     ASSETS

Land and building, net                                        $ 59,243,308
Other                                                            8,331,755
--------------------------------------------------------------------------------
Total assets                                                  $ 67,575,063
================================================================================


               LIABILITIES AND PARTNERS' CAPITAL DEFICIENCY

First mortgage loan                                           $ 37,750,000
Second mortgage loan and accrued interest                       84,028,030
Other liabilities                                                3,630,657
Partners' capital deficiency                                   (57,833,624)
--------------------------------------------------------------------------------
Total liabilities and partners' capital deficiency            $ 67,575,063
================================================================================


The summarized statements of operations of GCGA are as follows:

                                                   Years ended December 31,

                                        2000            1999            1998
--------------------------------------------------------------------------------
Revenues:
  Rental                           $ 10,023,247    $ 16,405,741    $ 11,593,208
  Gain on sale of real estate        55,227,589            --              --
--------------------------------------------------------------------------------
                                     65,250,836      16,405,741      11,593,208
--------------------------------------------------------------------------------
Expenses:
  Interest on second mortgage
   loan                               5,694,891       8,346,614       8,078,420
  Other interest                      2,877,814       3,785,371       3,798,362
  Property operating                  6,282,296       6,498,471       5,946,569
  Depreciation and
   amortization                       1,506,742       2,738,548       1,960,626
--------------------------------------------------------------------------------
                                     16,361,743      21,369,004      19,783,977
--------------------------------------------------------------------------------
Income (loss) before                 48,889,093      (4,963,263)     (8,190,769)
  extraordinary item:
--------------------------------------------------------------------------------
Extraordinary item:
  Gain on extinguishment of
   debt                               8,946,154            --              --
--------------------------------------------------------------------------------
Net income (loss)                  $ 57,835,247    $ (4,963,263)   $ (8,190,769)
================================================================================

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                   Notes to Consolidated Financial Statements

GCGA's second mortgage loan consists of the Loan. The accounting policies of GCGA are consistent with those of the Partnership.

The balance of the Loan at the date of closing of the sale was approximately $88.1 million. GCGA used its net proceeds from the sale of the One Congress Street property and remaining cash reserves to repay $79.2 million of the Loan. Since GCGA has no remaining assets at December 31, 2000, GCGA will not be able to repay the Loan in full. As a result, the Partnership and YPII have jointly forgiven the unpaid Loan balance (approximately $8.9 million; the Partnership's share of this balance is $5.2 million).

The Partnership did not recognize interest income and a loss on extinguishment of debt on its share of the Loan; instead, the Partnership recognized its share of GCGA's earnings exclusive of all Loan activity.

6.   Mortgage Notes Payable
     ----------------------

In 1997, the Partnership borrowed $10,566,268 under a revolving credit facility. The amount borrowed was secured by a first mortgage on the 401 East Ontario Street property, and interest on the revolving credit facility was payable monthly (bearing a rate at the Partnership's election of Prime Rate or LIBOR plus 1.15%). In July 1998, the Partnership used a portion of the proceeds from the sale of the 401 East Ontario Street property (See Note 4) to pay in full all amounts due under the revolving credit facility.

7.   Related Party Transactions
     --------------------------

An affiliate of Realty provided property management services for the Deptford Crossing property through December 31, 1999 and for the Michelson property until it was sold. The Partnership paid the affiliate property management fees (included in property operating expenses) of approximately $63,000 and $79,000 for the years ended December 31, 1999 and 1998, respectively.

Realty performs administrative functions, and processes certain investor and tax information on behalf of the Partnership. For the years ended December 31, 2000, 1999 and

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                   Notes to Consolidated Financial Statements

1998, Realty was reimbursed approximately $36,000, $68,000 and $275,000, respectively, for these services (included in general and administrative expenses). At December 31, 2000, the Partnership's accounts payable and other liabilities included approximately $36,000 due to Realty for the services it performed for the Partnership in 2000.

8.   Summary of Quarterly Results (Unaudited)
     ----------------------------------------

                                                                  Net Income
                                                                  Per Unit of
                                                                    Limited
                                                                  Partnership
                                 Revenue           Net Income      Interest
---------------------------------------------------------------------------

2000:
  March 31                      $   989,958        $   638,101        $0.07
  June 30                           878,399            110,732         0.01
  September 30                   26,748,379         26,410,260         2.96
  December 31                       821,252            384,003         0.04
---------------------------------------------------------------------------
    Total                       $29,437,988        $27,543,096        $3.08
===========================================================================
1999:
  March 31                      $ 1,072,972        $   670,759        $0.07
  June 30                           929,676          1,252,840         0.12
  September 30                    1,220,777            882,833         0.09
  December 31                     1,456,297          1,165,775         0.12
---------------------------------------------------------------------------
    Total                       $ 4,679,722        $ 3,972,207        $0.40
===========================================================================

9.   Subsequent Event
     ----------------

On January 30, 2001, the Partnership paid a cash distribution, to Limited Partners only, of approximately $13.4 million ($1.50 per Unit). This distribution consisted of approximately $10.2 million ($1.14 per Unit) from a portion of the net sale proceeds from the sale of the Deptford Crossing shopping Center (see Note 4) and $3.2 million ($0.36 per Unit) from the remaining undistributed proceeds from the sale of the One Congress Street property (see
Note 5).

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-------   ------------------------------------------------
          ACCOUNTING AND FINANCIAL DISCLOSURE
          -----------------------------------

None.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

The Partnership is a limited partnership and has no directors or officers.

The directors and executive officers of the Managing General Partner are as follows:

                                             Position with the
Name                                     Managing General Partner
----                                     ------------------------

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

William B. Smith, age 57, has been an Advisory Director of Morgan Stanley Dean Witter & Co. since July 2000. From June 1997 until July 2000, Mr. Smith was a Managing Director of Morgan Stanley & Co. Inc. and co-head of Morgan Stanley Realty Incorporated. Prior to June 1997, Mr. Smith was an Executive Vice President of Dean Witter Reynolds Inc. and Director of its Investment Banking Department for more than five years.

E. Davisson Hardman, Jr., age 51, has been a Managing Director of Morgan Stanley Asia, Ltd. since June 1997. For more than five years before June 1997, Mr. Hardman was a Managing Director of Dean Witter Realty Inc.

Ronald T. Carman, age 49, has been an Assistant Secretary of Morgan Stanley Dean Witter & Co. since June 1997 and a Managing Director of Morgan Stanley & Co. Inc. since July 1998. Previously, he was a Senior Vice President and Associate General Counsel of Dean Witter Reynolds Inc., which he joined in 1984.

There is no family relationship among any of the foregoing persons.

ITEM 11.  EXECUTIVE COMPENSATION
-------   ----------------------

The General Partners are entitled to receive cash distributions, when and as cash distributions are made to the Limited Partners, and a share of taxable income or tax loss. Descriptions of such distributions and allocations are in
Item 5 above. The General Partners received cash distributions totaling $368,328 and $395,010, during the years ended December 31, 1999 and 1998 respectively. The General Partners did not receive any distributions during the year ended December 31, 2000. The General Partners have not received any distributions of proceeds from property sales to date.

The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 7 to the consolidated financial statements in Item 8 above.

The directors and executive officers of the Partnership's Managing General Partner received no remuneration from the Partnership.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------  --------------------------------------------------------------

     (a) The following table sets forth certain information regarding each person or group of persons known to the Partnership to be the beneficial owner of more than 5% of the Units.

                                                               Units
          Name of Beneficial Owners                      beneficially owned
          -------------------------                      ------------------
                                                         Number     Percent
                                                         ------     -------

          Madison Avenue Investment
              Partners, LLC ("MAIP");
          First Equity Realty, LLC ("FER");
          The Harmony Group II, LLC
              ("Harmony");
          Ronald M. Dickerman;
          Bryan E. Gordon (collectively the
              "Reporting Persons")                      454,657     5.10%

The information set forth in this Item (12) (a) is based on Amendment No. 1 to a
Schedule 13G Information Statement filed for the year ended December 31, 1999 by the Reporting Persons. Such Schedule 13G discloses that each Reporting Person beneficially owns 454,657 Units. MAIP has sole voting and sole dispositive power over 454,657 Units and shared voting and shared dispositive over 454,657 Units and that each of the other Reporting Persons has shared voting and shared dispostive power over 454,657 Units.

The address of MAIP, Harmony and Mr. Gordon is P.O. Box 7533, Incline Village, Nevada 89452. The address of FER and Mr. Dickerman is 555 Fifth Avenue 9th Floor, NY, NY 10017

     (b) The executive officers and directors of the Managing General Partner own the following Units as of February 28, 2001:

                                                                Amount and
                                                                Nature of
Title of Class        Name of Beneficial Owner            Beneficial Ownership
--------------        ------------------------            --------------------

Limited               All directors and executive                  *
Partnership           officers of the Managing General
Interests             Partner, as a group

--------------------
* Own, by virtue of ownership of limited partnership interests in the Associate General Partner, less than 1% of the Units of the Partnership.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------  ----------------------------------------------

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

The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 7 to the consolidated financial statements in Item 8 above. The Partnership believes that the payment of fees and the reimbursement of expenses to the General Partners and their affiliates are on terms as favorable as would be obtained from unrelated third parties.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------  ----------------------------------------------------------------

  (a)       The following documents are filed as part of this Annual Report:

   1. Financial Statements (see Index to Financial Statements filed as part of Item 8 of this Annual Report).

   2. Financial Statement Schedule (see Index to Financial Statements filed as part of Item 8 of this Annual Report).

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

  (10)(o) Purchase and Sale Agreement as of June 14, 2000 between Government Center Garage Realty Trust as Seller and One Congress Street JV LLC, as Purchaser, First Amendment to Purchase and Sale Agreement as of July 27, 2000 and Second Amendment to Purchase and Sale Agreement were collectively filed as an exhibit to Form 8-K on August 31, 2000 and are incorporated herein by reference.

  (10)(p) Purchase and Sale Agreement as of October 4, 2000 between Deptford Crossing Associates, L.P. as Seller and the Hutensky Group, L.L.C. as Purchaser and Reinstatement Agreement and First Amendment to Purchase and Sale Agreement dated as December 22, 2000 were collectively filed as an exhibit to Form 8-K on December 22, 2000 and are incorporated herein by reference.

   (21)     Subsidiaries:
            Deptford Crossing Associates, a New Jersey limited
                 partnership.
            DW Lakeshore Associates, an Illinois limited partnership. DW Michelson Associates, a California limited partnership. DW Community Centers Limited Partnership, a
                 Delaware limited partnership.
            DW Maplewood Inc.

  (b)       Reports on Form 8-K

            i) Report on Form 8-K dated October 31, 2000 disclosing the contract to sell the Deptford Crossing property, and the Partnership's plan to pay, to Limited Partners only, a cash distribution of net proceeds from this sale.

            ii) Report on Form 8-K dated December 22, 2000 disclosing the sale of the Deptford Crossing property.

  (d)       Financial Statement Schedules

                                  SCHEDULE III
                                  ------------

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                    Real Estate and Accumulated Depreciation

                                December 31, 2000

    (A) Reconciliation of real estate owned:

                                                        2000            1999            1998
    ------------------------------------------------------------------------------------------

    Balance at beginning of period                $ 12,498,014    $ 12,650,047    $ 50,340,229

    Additions during period:
      Additions                                        503,295         147,967         498,404
      Sale of real estate                          (13,001,309)           --       (38,188,586)
      Reclassification of real
        estate held for  sale                             --          (300,000)           --

    ------------------------------------------------------------------------------------------

    Balance at end of period                      $       --      $ 12,498,014    $ 12,650,047
    ------------------------------------------------------------------------------------------


    (B) Reconciliation of accumulated depreciation:

                                                        2000            1999            1998
    ------------------------------------------------------------------------------------------

    Balance at beginning of year                  $  2,248,131    $  1,954,876    $  5,847,422
    Depreciation expense                               231,794         293,255         748,020
    Sale of real estate                             (2,479,925)           --        (4,640,566)
    ------------------------------------------------------------------------------------------

    Balance at end of period                      $       --      $  2,248,131    $  1,954,876
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

DEAN WITTER REALTY YIELD PLUS, L.P.

By:  Dean Witter Realty Yield Plus Inc.
     Managing General Partner


By:  /S/E. Davisson Hardman, Jr.                Date:  March 30, 2001
     ----------------------------------
     E. Davisson Hardman, Jr.
     President


By:  /S/ Raymond E. Koch                        Date:  March 30, 2001
     ----------------------------------
     Raymond E. Koch
     Controller
     (Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY YIELD PLUS INC.
Managing General Partner

/S/ William B. Smith                            Date:  March 30, 2001
---------------------------------------
William B. Smith
Chairman of the Board of Directors


/S/E. Davisson Hardman, Jr.                     Date:  March 30, 2001
---------------------------------------
E. Davisson Hardman, Jr.
Director


/S/ Ronald T. Carman                            Date:  March 30, 2001
---------------------------------------
Ronald T. Carman
Director