Form 10-Q
period 2001-03-31
DEAN WITTER REALTY YIELD PLUS L P
filed 2001-05-14
CIK 810116

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended March 31, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________.

                         Commission File Number: 0-18148

                       DEAN WITTER REALTY YIELD PLUS, L.P.
                       -----------------------------------
         (Exact name of registrant as specified in governing instrument)


          Delaware                                           13-3426531
          --------                                           ----------
  (State of organization)                      (IRS Employer Identification No.)

         2 World Trade Center, New York, NY                           10048
         ----------------------------------------                  --------
        (Address of principal executive offices)                  (Zip Code)


      Registrant's telephone number, including area code: (212) 392-2974
                                                          --------------

  Former name, former address and former fiscal year, if changed since last report: not applicable

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
   1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
       such filing requirements for the past 90 days. Yes     X     No
                                                          --------     --------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                           CONSOLIDATED BALANCE SHEETS

                                                      March 31,  December 31,
                                                        2001           2000
--------------------------------------------------------------------------------

                                     ASSETS
                                     ------

Cash and cash equivalents                            $5,265,418     $18,589,178

Other assets                                            295,060         523,640
--------------------------------------------------------------------------------

                                                     $5,560,478     $19,112,818
================================================================================


                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

Accounts payable and other liabilities                 $157,611       $ 310,310
--------------------------------------------------------------------------------

Partners' capital (deficiency):
  General Partners                                   (7,311,543)     (7,308,074)
  Limited Partners ($20 per Unit, 8,909,969
    issued and outstanding)                          12,714,410      26,110,582
--------------------------------------------------------------------------------

      Total partners' capital                         5,402,867      18,802,508
--------------------------------------------------------------------------------
                                                     $5,560,478     $19,112,818
================================================================================


          See accompanying notes to consolidated financial statements.

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   Three months ended March 31, 2001 and 2000

                                                       2001            2000
--------------------------------------------------------------------------------

Revenues:
  Rental                                                $  -          $ 509,160
  Equity in earnings of joint venture                      -            451,689
  Loss on sale of real estate                              -            (15,301)
  Interest and other                                    125,539          44,410
--------------------------------------------------------------------------------

                                                        125,539         989,958
--------------------------------------------------------------------------------

Expenses:
  Property operating                                    119,321         233,938
  Depreciation and amortization                            -             80,053
  General and administrative                             40,906          37,866
--------------------------------------------------------------------------------

                                                        160,227         351,857
--------------------------------------------------------------------------------

Net (loss) income                                     $ (34,688)      $ 638,101
================================================================================

Net (loss) income allocated to:
  Limited Partners                                    $ (31,219)      $ 574,291
  General Partners                                       (3,469)         63,810
--------------------------------------------------------------------------------

                                                      $ (34,688)      $ 638,101
================================================================================

Net (loss) income per Unit of limited
  partnership interest                                $   0.00        $    0.06
================================================================================


          See accompanying notes to consolidated financial statements.

                       DEAN WITTER REALTY YIELD PLUS, L.P.

            CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIENCY)

                        Three months ended March 31, 2001

                                         Limited         General
                                        Partners        Partners         Total
--------------------------------------------------------------------------------

Partners' capital (deficiency) at
  January 1, 2001                    $26,110,582     $ (7,308,074)  $18,802,508

Net loss                                 (31,219)          (3,469)      (34,688)

Cash distributions                   (13,364,953)            -      (13,364,953)
--------------------------------------------------------------------------------

Partners' capital (deficiency) at
  March 31, 2001                     $12,714,410     $ (7,311,543)   $5,402,867
================================================================================


          See accompanying notes to consolidated financial statements.

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 2001 and 2000

                                                          2001          2000
--------------------------------------------------------------------------------

Cash flows from operating activities:
  Net (loss) income                                       $(34,688)    $638,101
  Adjustments to reconcile net (loss) income to net
    cash provided by operating activities:
      Equity in earnings of joint venture                    -         (451,689)
      Loss on sale of real estate                            -           15,301
      Depreciation and amortization                          -           80,053
      Decrease (increase) in other assets                  228,580     (100,455)
      (Decrease) increase in accounts payable and
        other liabilities                                 (152,699)      23,589
--------------------------------------------------------------------------------

          Net cash provided by operating activities         41,193      204,900
--------------------------------------------------------------------------------

Cash flows from investing activities:
  Distributions from joint venture                           -          393,235
  Proceeds from sale of real estate                          -          302,844
  Additions to real estate                                   -          (39,124)
--------------------------------------------------------------------------------

          Net cash provided by investing
            activities:                                      -          656,955
--------------------------------------------------------------------------------

Cash flows from financing activities:
  Cash distributions                                   (13,364,953)        -
--------------------------------------------------------------------------------

(Decrease) increase in cash and cash equivalents       (13,323,760)     861,855

Cash and cash equivalents at beginning of period        18,589,178    2,796,347
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period              $5,265,418   $3,658,202
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

The Partnership's last property investments were sold in 2000. The sale of the Deptford Crossing property on December 22, 2000 has effectuated the dissolution of the Partnership. Accordingly, the Partnership is in the process of winding up its affairs, and it plans to terminate. However, the Partnership will not terminate until its litigation with respect to the 401 East Ontario property is resolved.

The financial statements include the accounts of the Partnership, Deptford Crossing Associates and the entities which jointly owned the Military Crossing land on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.

The Partnership's 58% general partnership interest in GCGA
Limited Partnership ("GCGA"), the partnership which owned the One Congress Street property(sold August 31, 2000), is accounted for under the equity method. The remaining 42% general partnership interest in GCGA is owned by Dean Witter Realty Yield Plus II, L.P. ("YPII"), an affiliate.

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes.

Net (loss) income per Unit amounts are calculated by dividing net (loss) income allocated to Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim periods. Except for the loss on sale of real estate in 2000, such adjustments consist only of normal recurring accruals.


                       DEAN WITTER REALTY YIELD PLUS, L.P.

                   Notes to Consolidated Financial Statements

These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000. Operating results of interim periods may not be indicative of the operating results for the entire year.

2.   Investment in Joint Venture
     ---------------------------

As part of the One Congress Street sale agreement, GCGA continues to be responsible for completing the repair work it began relating to the parking garage area of the property. At closing of the sale, $1.2 million was deducted from the sale proceeds GCGA received, and placed in escrow to ensure that GCGA would complete and pay for all the required repair work; the Partnership's 58% share of such escrow deposit was approximately $700,000. The Managing General Partner expects that the remaining repair work will be completed in the Summer of 2001, and the funds needed to complete such work will not exceed the amount of the escrow deposit. GCGA can terminate its operations after GCGA determines that the parking garage repair work has been satisfactorily completed.

Summarized income statements of GCGA are as follows:

                                            Quarter ended March 31,
                                              2001             2000
--------------------------------------------------------------------------

Revenues                                         $ -         $ 3,511,519
--------------------------------------------------------------------------

Expenses:
  Interest on second mortgage loan                 -           2,106,101
  Other interest                                   -             945,303
  Property operating                               -           1,310,321
  Depreciation and amortization                    -             712,370
--------------------------------------------------------------------------

                                                   -           5,074,095
--------------------------------------------------------------------------

Net loss                                         $ -         $(1,562,576)
==========================================================================





                       DEAN WITTER REALTY YIELD PLUS, L.P.

                   Notes to Consolidated Financial Statements

The property was sold in August 2000. GCGA's second mortgage loan was a participating mortgage loan from the Partnership (58%) and YPII (42%). The Partnership did not recognize interest income on its share of the second mortgage loan; instead , the Partnership recognized its share of GCGA's earnings exclusive of GCGA's interest expense on the second mortgage loan.

3.   Related Party Transactions
     --------------------------

Realty performs administrative functions, processes certain investor transactions and prepares tax information for the Partnership. For the three-month periods ended March 31, 2001 and 2000, the Partnership incurred approximately $9,000 and $17,000, respectively, for these services. These amounts are included in general and administrative expenses.

4.  Cash Distributions
    ------------------

On January 31, 2001, the Partnership paid a distribution, to Limited Partners only, of approximately $13.4 million ($1.50 per Unit), ___ consisting of approximately $10.2 million ($1.14 per Unit)from a portion of the net proceeds received from the December 2000 sale of the Deptford Crossing property and $3.2 million ($0.36 per Unit) from the remaining undistributed proceeds from the August 2000 sale of the One Congress Street property.


                       DEAN WITTER REALTY YIELD PLUS, L.P.




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

Liquidity and Capital Resources
-------------------------------

On December 22, 2000 the Partnership sold its last remaining property interest, the Deptford Crossing shopping center. As a result of this sale, all of the properties in which the Partnership had an interest have either been sold to unaffiliated purchasers or lost through foreclosure. The Partnership Agreement provides that the Partnership shall terminate upon the sale of the Partnership's last investment, and that dissolution shall be effective on the day on which the event occurs ___ giving rise to the dissolution. Accordingly, the Partnership dissolved pursuant to the terms of its Partnership Agreement, ___ effective December 22, 2000, the date the Partnership sold the Deptford Crossing property. However, the Partnership will not wind up its operations until its outstanding litigation with respect to the 401 East Ontario Street property is resolved. The timing of such resolution is uncertain.

As discussed in Note 4 to the Financial Statements, on January 31, 2001, the Partnership paid, to Limited Partners only, a distribution of $1.50 per Unit. The Managing General Partner believes that the Partnership's remaining cash reserves are adequate to fund all Partnership's cash requirements while the Partnership winds up its affairs.

The Partnership plans to distribute the remaining undistributed proceeds from the sale of Deptford Crossing (approximately $700,000, which is payable to Limited Partners only) and Partnership cash reserves when the Partnership concludes winding up its affairs.

The Partnership's other assets at March 31, 2001 primarily consist of $270,000 of proceeds from the sale of the Deptford Crossing property which was placed in escrow to secure the Partnership's obligations, if any, pursuant to its representations and warranties in the property's purchase and sale agreement (the obligations expire June 22, 2001).


                       DEAN WITTER REALTY YIELD PLUS, L.P.


Except as discussed above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations
----------

The absence of rental revenue and depreciation and amortization expenses in 2001 and the decrease in property operating expenses in 2001 compared to 2000 were due to the sale of the Deptford Crossing property in December 2000.

The absence of the Partnership's equity in earnings of joint venture in 2001 was due to the loss of operating income resulting from the sale of the One Congress Street property in August 2000.

The loss on sale of real estate resulted from the February 2000 sale of the Military Crossing land.

Interest and other income increased in 2001 compared to 2000 primarily due to the interest earned on the proceeds from the December 2000 sale of the Deptford Crossing property before such proceeds were distributed to the Limited Partners in 2001.

In 2001, property operating expenses primarily consisted of approximately $74,000 in connection with the wind-up of the operations of the Deptford Crossing property and $36,000 in connection with the above-mentioned 401 East Ontario Street litigation.

There were no other individually significant factors which caused significant fluctuations in the Partnership's operating results for the quarter ended March 31, 2001 compared to 2000.

Inflation
---------

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

                       DEAN WITTER REALTY YIELD PLUS, L.P.

PART II - OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.
              None.

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

                              DEAN WITTER REALTY YIELD PLUS,      L.P.

                              By:  Dean Witter Realty Yield Plus Inc.
                                   Managing General Partner


Date: May 15, 2001            By:  /S/ E. Davisson Hardman, Jr.
                                   -----------------------------
                                   E. Davisson Hardman, Jr.
                                   (President)

Date:  May 15, 2001           By:  /S/ Raymond E. Koch
                                   ------------------------------
                                   Raymond E. Koch
                                   Controller
                                   (Principal Financial and Accounting
                                     Officer)