Form 10-Q
period 2000-03-31
DEAN WITTER REALTY YIELD PLUS L P
filed 2001-06-13
CIK 810116

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended March 31, 2000

                                       OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________.


                         Commission File Number: 0-18148

                       DEAN WITTER REALTY YIELD PLUS, L.P.
                       -----------------------------------
         (Exact name of registrant as specified in governing instrument)


            Delaware                                  13-3426531
       ----------------------             ---------------------------------
      (State of organization)             (IRS Employer Identification No.)



      2 World Trade Center, New York, NY                10048
   ----------------------------------------           ----------
   (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code: (212) 392-1054
                                                    --------------

Former name, former address and former fiscal year, if changed since last report: not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes X     No
                                      ---       ---

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 DEAN WITTER REALTY YIELD PLUS, L.P.
                                     CONSOLIDATED BALANCE SHEETS

                                                                  March 31,      December 31,
                                                                    2000             1999
                                                               ------------------------------------
                                     ASSETS

Real estate:
   Land  $  1,770,000                                           $  1,770,000
   Building and improvements                                      10,767,138       10,728,014
---------------------------------------------------------------------------------------------------
                                                                  12,537,138       12,498,014
   Accumulated depreciation                                        2,323,170        2,248,131
---------------------------------------------------------------------------------------------------
                                                                  10,213,968       10,249,883

Real estate held for sale                                             -               300,000

Investment in jointventure                                        20,065,932       20,007,478

Cash and cash equivalents                                          3,658,202        2,796,347

Other assets                                                         532,321          455,025
---------------------------------------------------------------------------------------------------
                                                                $ 34,470,423     $ 33,808,733
===================================================================================================

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities                          $    250,557     $    226,968
---------------------------------------------------------------------------------------------------
Partners' capital (deficiency):
   General partners                                               (7,312,505)      (7,376,315)
   Limited partners ($20 per Unit, 8,909,969 Units issued)        41,532,371       40,958,080
---------------------------------------------------------------------------------------------------

     Total partners' capital                                      34,219,866       33,581,765
---------------------------------------------------------------------------------------------------
                                                                $ 34,470,423     $ 33,808,733
===================================================================================================

                    See accompanying notes to consolidated financial statements.


                     DEAN WITTER REALTY YIELD PLUS, L.P.
                         CONSOLIDATED INCOME STATEMENTS
                  Three months ended March 31, 2000 and 1999


                                                          2000       1999
------------------------------------------------------------------------------
Revenues:
  Rental                                              $  509,160  $  509,573
  Equity in earnings of joint venture                    451,689     508,614
  Loss on sale of real estate                            (15,301)      -
  Interest and other                                      44,410      54,785
------------------------------------------------------------------------------
                                                         989,958   1,072,972
------------------------------------------------------------------------------
Expenses:
  Property operating                                     233,938     272,223
   Depreciation and amortization                          80,053      81,442
  General and administrative                              37,866      48,548
------------------------------------------------------------------------------
                                                         351,857     402,213
------------------------------------------------------------------------------
Net income                                            $  638,101  $  670,759
==============================================================================
Net income allocated to:
  Limited partners                                    $  574,291  $  603,683
  General partners                                        63,810      67,076
------------------------------------------------------------------------------
                                                      $  638,101  $  670,759
==============================================================================

Net income per Unit of limited partnership interest   $     0.06  $     0.07
==============================================================================





         See accompanying notes to consolidated financial statements.



                       DEAN WITTER REALTY YIELD PLUS, L.P.
            CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIENCY)
                        Three months ended March 31, 2000



                                                              Limited           General
                                                              Partners          Partners            Total
-------------------------------------------------------------------------------------------------------------------
Partners' capital (deficiency)
   at January 1, 2000                                         $40,958,080       $(7,376,315)     $33,581,765
Net income                                                        574,291            63,810          638,101
-------------------------------------------------------------------------------------------------------------------
Partners' capital (deficiency)
   at March 31, 2000                                          $41,532,371       $(7,312,505)     $34,219,866



          See accompanying notes to consolidated financial statements.


                                 DEAN WITTER REALTY YIELD PLUS, L.P.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Three months ended March 31, 2000 and 1999
-------------------------------------------------------------------------------------------------------
                                                                          2000              1999
                                                                      ----------       ----------
Cash flows from operating activities:
   Net income                                                         $   638,101      $   670,759
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Equity in earnings of joint venture                                 (451,689)        (508,614)
     Loss on sale of real estate                                           15,301            -
     Depreciation and amortization                                         80,053           81,442
      Increase in other assets                                           (100,455)         (52,014)
      Increase in accounts payable and other liabilities                   23,589           54,650
-------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                        204,900          246,223
-------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Contributions to joint venture                                            -           (1,177,625)
   Distributions from joint venture                                       393,235          644,901
   Proceeds from sale of real estate                                      302,844            -
   Additions to real estate                                               (39,124)           -
-------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) investing activities              656,955         (532,724)
-------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                          861,855         (286,501)
Cash and cash equivalents at beginning of period                        2,796,347        4,555,260
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                            $ 3,658,202      $ 4,268,759
=======================================================================================================


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

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim periods. Except for the loss on sale of real estate, such adjustments consist only of normal recurring accruals.

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

                     DEAN WITTER REALTY YIELD PLUS, L.P.
                  Notes to Consolidated Financial Statements

2.   Sale of Real Estate

On February 14, 2000, the Partnership sold the Military Crossing land to an unaffiliated party for $350,000. At closing, the Partnership received proceeds, net of closing costs, of approximately $303,000; such proceeds were added to the Partnership's cash reserves. The Partnership recognized a loss on this sale of approximately $15,000, which was allocated 90% to the Limited Partners and 10% to the General Partners. At December 31, 1999, the Partnership had classified the net book value of the land as real estate held for sale.

3.   Investment in Joint Venture

Summarized financial information of GCGA is as follows:


                                                Quarter ended March 31,
                                                -----------------------
                                                2000             1999
                                                ---------       -------
Revenues                                      $3,511,519        $3,978,874
Expenses:
   Interest on second mortgage loan            2,106,101         2,005,848
   Other interest                                945,303        947,193
  Property operating                           1,310,321         1,698,965
   Depreciation and amortization                 712,370           686,114

                                               5,074,095         5,338,120
Net loss                                     $(1,562,576)  $(1,359,246)


GCGA's second mortgage loan is the participating mortgage loan from the Partnership (58%) and Dean Witter Realty Yield Plus II, L.P., an affiliated public partnership (42%). The Partnership does not recognize interest income on its share of the second mortgage loan; instead, the Partnership recognizes its share of GCGA's earnings exclusive of GCGA's interest expense on the second mortgage loan.

4.   Related Party Transactions

In 1999, an affiliate of Realty provided property management services for the Deptford Crossing property. The Partnership paid the affiliate management fees of approximately $17,000 for the three months ended March 31, 1999. This amount is included in property operating expenses.

Realty performs administrative functions, processes certain investor transactions and prepares tax information for the Partnership. For the three-month periods ended March 31, 2000 and 1999, the Partnership incurred approximately $17,000 and $22,000, respectively, for these services. These amounts are included in general and administrative expenses.

                     DEAN WITTER REALTY YIELD PLUS, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

In February 2000, the Partnership sold the Military Crossing land. The Partnership received approximately $5,000 and $45,000 of rental income from holding the land in 2000 and 1999, respectively. Corresponding operating expenses were minimal in both years. See Note 2 to the consolidated financial statements.

The Managing General Partner is currently marketing for sale the Deptford Crossing property. The partnership ("GCGA") which owns the One Congress Street property has accepted a bid from an unaffiliated third party to purchase the property, and the parties are currently negotiating the terms of a purchase and sale agreement. There can be no assurance that either of these properties will be sold.

The Partnership will not terminate until the remaining property interests are sold and the outstanding litigation brought by the Partnership with respect to the 401 East Ontario property (sold in 1998) is resolved.

The retail market in Deptford, New Jersey, the location of Deptford Crossing, is an improving market, with no new significant construction. During the three months ended March 31, 2000, occupancy at the property remained at 84%. Leases covering approximately 26% and 35% of the property's space expire in 2001 and 2002, respectively.

The Partnership leased 5% of the space at Deptford Crossing to a new tenant which will occupy its space beginning in the third quarter of 2000. As of March 31, 2000, the Partnership has a commitment to fund tenant-related capital expenditures and leasing commissions totaling $638,000 in connection with the new lease.

The Managing General Partner has determined that the surface of the parking lot at Deptford Crossing is in need of repair, and after consulting with an engineer, has determined and planned the necessary repair work. The Managing General Partner has also selected a contractor to perform the repair work, which is expected to be performed in the second quarter of 2000. The cost of this work is expected to be approximately $480,000.

Currently, the vacancy rate in the downtown Boston office market, the location of One Congress Street, is less than 7% and rental rates in this market are increasing. There is no new significant construction in this market. During the three months ended March 31, 2000, occupancy at both the parking garage and the office space at the property remained at 100%. GCGA's lease with the Government Services Administration, which occupies approximately 82% of the office space and a portion of the property's retail space, expires no earlier than August 1, 2003. The lease with the Commonwealth of Massachusetts, which occupies the remaining office space, is scheduled to expire in January 2004. The lease for all of the property's parking lot space with Kinney Systems, Inc. expires in December 2003. The remainder of the retail space, which is not a significant portion of the overall space, remains substantially vacant.

GCGA is negotiating a lease of all the vacant retail space at the property to a single tenant. If GCGA is successful, it may incur a significant amount of capital expenditures and leasing commissions to lease the space. The Partnership will be responsible for making additional loans to GCGA to fund 58% of such expenditures, if any.

In 1998, the Partnership and Dean Witter Realty Yield Plus II, L.P., an affiliate, (collectively, the "New GP") identified several areas of the parking garage at the One Congress Street property which were in need of repair, and subsequently, hired two engineering firms to investigate the overall garage space to determine what additional repairs were required. The New GP, after consulting with the engineering firms, determined and planned the necessary repair work. The repair work began during the second quarter of 2000, and the New GP expects that the project will be completed by the end of 2000. GCGA will expense the costs of these repairs, expected to total between $2 million and $3 million, as work progresses. The Partnership will be responsible for making additional loans to GCGA to fund 58% of such expenditures.

The Partnership will fund any capital costs required for the Deptford Crossing property and its share of additional GCGA loans from its cash reserves. However, any costs of tenant-related expenditures which have not been funded by the time of the closing of the sale of a property may instead be deducted from the sale proceeds.

During the quarter ended March 31, 2000, the Deptford Crossing and One Congress Street properties generated positive cash flow from operations, and it is anticipated that they will continue to do so (excluding funding of the repair costs) for the remainder of the period the Partnership owns its interests in them.

During the quarter ended March 31, 2000, the Partnership's cash flow from operations and distributions from GCGA exceeded its capital expenditures for tenant improvements at the Deptford Crossing property. This surplus, along with the net proceeds received from the sale of the Military Crossing land, was added to the cash reserves.

The Partnership did not pay any cash distributions during the three months ended March 31, 2000. Generally, future cash distributions will be paid from proceeds received from the sales of the One Congress Street and Deptford Crossing properties and cash reserves.

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

Operating expenses from the Deptford Crossing property in 2000 and 1999 were approximately $181,000 and $172,000, respectively. The remainder of the property operating expenses in both years primarily consisted of legal costs relating to the 401 East Ontario Street property litigation mentioned above.

There were no other individually significant factors which caused fluctuations in the Partnership's operating results for the quarter ended March 31, 2000 compared to 1999.

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

                                   DEAN WITTER REALTY YIELD PLUS, L.P.

                              By:  Dean Witter Realty Yield Plus Inc.

                                   Managing General Partner

Date: May 12, 2000            By:  /s/ E. Davisson Hardman, Jr.
                                   ----------------------------
                                   E. Davisson Hardman, Jr.
                                    President


Date: May 12, 2000            By:  /s/Charles M. Charrow
                                   ----------------------
                                   Charles S. Charrow
                                   Controller
                                   (Principal Financial and
                                    Accounting Officer)

                       DEAN WITTER REALTY YIELD PLUS, L.P.
                          Quarter Ended March 31, 2000
                                  Exhibit Index

Exhibit No.                   Description

     27                       Financial Data Schedule