Form 10-Q/A
period 2000-06-30
DEAN WITTER REALTY YIELD PLUS L P
filed 2001-06-15
CIK 810116

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the period ended June 30, 2000

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ________ to ________.

                         Commission File Number: 0-18148


                       DEAN WITTER REALTY YIELD PLUS, L.P.
         ---------------------------------------------------------------
         (Exact name of registrant as specified in governing instrument)


            Delaware                                  13-3426531
            --------                      ---------------------------------
      (State of organization)             (IRS Employer Identification No.)


      2 World Trade Center, New York, NY                10048
   ----------------------------------------           ----------
   (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code: (212) 392-2974
                                                    --------------


Former name, former address and former fiscal year, if changed since last report: not applicable


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   [ ]       No   [X]

The registrant is filing this Quarterly Report on Form 10-Q/A because it inadvertently failed to file the Form 10-Q for the period ended March 31, 2000 and its August 31, 2000 Form 8-K during the 12 months preceding the original filing of the Report. Accordingly, this Report indicates on the cover page that in the 12 months preceding the filing of its original Report, the registrant did not file all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934. The registrant has since filed the reports.




                         PART I - FINANCIAL INFORMATION
                         ------------------------------



Item 1.  Financial Statements

                       DEAN WITTER REALTY YIELD PLUS, L.P.
                           CONSOLIDATED BALANCE SHEETS



                                                               December 31,              June 30,
                                                                  2000                    1999
------------------------------------------------------------------------------------------------------

                                       ASSETS
Real estate:
   Land                                                       $  1,770,000           $  1,770,000
   Building and improvements                                    10,927,987             10,728,014
------------------------------------------------------------------------------------------------------
                                                                12,697,987             12,498,014
   Accumulated depreciation                                     (2,399,362)            (2,248,131)
------------------------------------------------------------------------------------------------------
                                                                10,298,625             10,249,883

Real estate held for sale                                           -                     300,000

Investment in joint venture                                     19,909,156             20,007,478

Cash and cash equivalents                                        4,307,903              2,796,347

Other assets                                                       506,022                455,025
------------------------------------------------------------------------------------------------------
                                                              $ 35,021,706           $ 33,808,733
======================================================================================================


                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and other liabilities                        $    691,108           $    226,968
------------------------------------------------------------------------------------------------------

Partners' capital (deficiency):
   General partners                                             (7,299,902)            (7,376,315)
   Limited partners ($20 per Unit, 8,909,969 Units issued)      41,630,500             40,958,080
------------------------------------------------------------------------------------------------------

     Total partners' capital                                    34,330,598             33,581,765
------------------------------------------------------------------------------------------------------

                                                              $ 35,021,706           $ 33,808,733
======================================================================================================



          See accompanying notes to consolidated financial statements.

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                         CONSOLIDATED INCOME STATEMENTS

                Three and six months ended June 30, 2000 and 1999



                                                     Three months ended                     Six months ended
                                                          June 30,                              June 30,
                                                    2000             1999                2000               1999
--------------------------------------------------------------------------------------------------------------------------
Revenues:
  Rental                                        $  472,062      $   461,166        $   981,222          $   970,739
  Equity in earnings of joint venture              354,778          373,827            806,467              882,441
  Loss on sale of real estate                         -                -               (15,301)               -
  Interest and other                                51,559           94,683             95,969              149,468

--------------------------------------------------------------------------------------------------------------------------

                                                   878,399          929,676          1,868,357            2,002,648
--------------------------------------------------------------------------------------------------------------------------

Expenses:
  Property operating                               633,246         (453,958)           867,184             (181,735)
  Depreciation and amortization                     81,205           90,706            161,258              172,148
  General and administrative                        53,216           40,088             91,082               88,636
--------------------------------------------------------------------------------------------------------------------------

                                                   767,667         (323,164)         1,119,524               79,049
--------------------------------------------------------------------------------------------------------------------------

Net income                                      $  110,732      $ 1,252,840        $   748,833          $ 1,923,599
==========================================================================================================================

Net income allocated to:
  Limited partners                              $   99,659      $ 1,127,556        $   672,420          $ 1,731,239
  General partners                                  11,073          125,284             76,413              192,360
--------------------------------------------------------------------------------------------------------------------------

                                                $  110,732      $ 1,252,840        $   748,833          $ 1,923,599
==========================================================================================================================

Net income per Unit of
  Limited partnership interest                  $     0.01      $      0.12        $      0.08          $      0.19
==========================================================================================================================


See accompanying notes to consolidated financial statements.

                       DEAN WITTER REALTY YIELD PLUS, L.P.

            CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIENCY)

                         Six months ended June 30, 2000



                                   Limited            General
                                   Partners           Partners         Total
--------------------------------------------------------------------------------

Partners' capital (deficiency)
  at January 1, 2000              $40,958,080       $(7,376,315)     $33,581,765

Net income                            672,420            76,413          748,833
--------------------------------------------------------------------------------

Partners' capital (deficiency)
  at June 30, 2000                $41,630,500       $(7,299,902)     $34,330,598
================================================================================

          See accompanying notes to consolidated financial statements.

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Three months ended June 30, 2000 and 1999


                                                                                  2000                   1999
--------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income                                                                $   748,833          $  1,923,599
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Equity in earnings of joint venture                                       (806,467)             (882,441)
      Loss on sale of real estate                                                 15,301                   -
      Depreciation and amortization                                              161,258               172,148
      Increase in other assets                                                   (79,169)              (63,029)
      Increase(decrease)in accounts payable and other liabilities                464,140              (128,209)
--------------------------------------------------------------------------------------------------------------------------------

         Net cash provided by operating activities                               503,896             1,022,068
--------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Contributions to joint venture                                               (351,590)           (1,448,794)
   Distributions from joint venture                                            1,256,379               916,070
   Proceeds from sale of real estate                                             302,844                   -
   Additions to real estate                                                     (199,973)             (146,567)
--------------------------------------------------------------------------------------------------------------------------------

         Net cash provided by (used in) investing activities                   1,007,660              (679,291)
--------------------------------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                                          1,511,556               342,777

Cash and cash equivalents at beginning of period                               2,796,347             4,555,260
--------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                   $ 4,307,903          $  4,898,037
================================================================================================================================


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

The Partnership's 58% share of the general partnership interest in GCGA Limited Partnership ("GCGA"), the partnership which owns the One Congress Street property, is accounted for on the equity method.

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

Summarized financial information of GCGA is as follows:

                                        Three months ended               Six months ended
                                             June 30,                         June 30,
                                       2000            1999             2000        1999
----------------------------------------------------------------------------------------------
Revenue                           $  4,006,590    $  3,694,339    $  7,518,109    $  7,673,213
----------------------------------------------------------------------------------------------

Expenses:
  Interest on second mortgage
    loan                             2,130,685       2,085,872       4,236,786       4,091,720
  Other interest                       944,801         946,737       1,890,104       1,893,930
  Property operating                 1,971,281       1,744,450       3,281,602       3,443,415
  Depreciation and amortization        714,073         568,856       1,426,443       1,254,970
----------------------------------------------------------------------------------------------

                                     5,760,840       5,345,915      10,834,935      10,684,035
----------------------------------------------------------------------------------------------

Net loss                          $ (1,754,250)   $ (1,651,576)   $ (3,316,826)   $ (3,010,822)
==============================================================================================

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

                       DEAN WITTER REALTY YIELD PLUS, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

Liquidity and Capital Resources
-------------------------------

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


                                   DEAN WITTER REALTY YIELD PLUS, L.P.

                              By:  Dean Witter Realty Yield Plus Inc.
                                   Managing General Partner



Date: June 14, 2001           By:  /S/ E./Davisson Hardman, Jr.
                                   ----------------------------
                                   E. Davisson Hardman, Jr.
                                   President

Date: June 14, 2001           By: /S/ Raymond E. Koch
                                  -------------------
                                   Raymond E. Koch
                                   Principal Accounting Officer

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                           Quarter Ended June 30, 2000

                                  Exhibit Index

Exhibit No.                   Description
--------------------------------------------------------------------------------
     27                       Financial Data Schedule








                                       E1