Form 10-Q/A
period 2000-09-30
DEAN WITTER REALTY YIELD PLUS L P
filed 2001-06-15
CIK 810116

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q/A


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended September 30, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________.

                         Commission File Number: 0-18148

                       DEAN WITTER REALTY YIELD PLUS, L.P.
                       -----------------------------------
  (Exact name of registrant as specified in governing instrument)

            Delaware                          13-3426531
            --------                      --------------------
(State of organization)              (IRS Employer Identification No.)

      2 World Trade Center, New York, NY               10048
   ----------------------------------------          ---------
   (Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code: (212) 392-2974
                                                    --------------

Former name, former address and former fiscal year, if changed since last report: not applicable


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

The registrant is filing this Quarterly Report on Form 10-Q/A because it inadvertently failed to file the Form 10-Q for the period ended March 31, 2000 and its August 31, 2000 Form 8-K during the 12 months preceding the original filing of the Report. Accordingly, this Report indicates on the cover page that in the 12 months preceding the filing of its original Report, the registrant did not file all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934. The registrant has since filed the reports.




                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements

                       DEAN WITTER REALTY YIELD PLUS, L.P.
                           CONSOLIDATED BALANCE SHEETS

                                                          September 30,     December 31,
                                                                2000            1999
----------------------------------------------------------------------------------------
                                     ASSETS

Real Estate:
   Land                                                     $  1,770,000    $  1,770,000
   Building and improvements                                  11,217,251      10,728,014
----------------------------------------------------------------------------------------
                                                              12,987,251      12,498,014
   Accumulated depreciation                                    2,479,925      (2,248,131)
----------------------------------------------------------------------------------------
                                                              10,507,326      10,249,883

Real Estate held for sale                                           --           300,000

Investment in joint venture                                    1,850,867      20,007,478

Cash and cash equivalents                                      5,832,032       2,796,347

Other assets                                                     498,462         455,025
----------------------------------------------------------------------------------------

                                                            $ 18,688,687    $ 33,808,733
========================================================================================

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities                      $    270,182    $    226,968
----------------------------------------------------------------------------------------

Partners' capital (deficiency):
   General partners                                           (7,317,867)     (7,376,315)
   Limited partners ($20 per Unit, 8,909,969
    Units issued)                                             25,736,372      40,958,080
----------------------------------------------------------------------------------------

    Total partners' capital                                   18,418,505      33,581,765
----------------------------------------------------------------------------------------

                                                            $ 18,688,687    $ 33,808,733
========================================================================================

          See accompanying notes to consolidated financial statements.

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                         CONSOLIDATED INCOME STATEMENTS

             Three and nine months ended September 30, 2000 and 1999

                                        Three months ended             Nine months ended
                                            September 30,                September 30,
                                       2000            1999           2000           1999
--------------------------------------------------------------------------------------------

Revenues:
  Equity in earnings
    of joint venture             $ 25,952,708    $    707,985   $ 26,759,175    $  1,590,426
  Rental                              516,112         463,771      1,497,334       1,434,510
  Loss on sale of
    real estate                          --              --          (15,301)           --
  Interest and other                  279,559          49,021        375,528         198,489

--------------------------------------------------------------------------------------------
                                   26,748,379       1,220,777     28,616,736       3,223,425
--------------------------------------------------------------------------------------------

Expenses:
  Property operating                  205,928         202,096      1,073,112          20,361
  Depreciation
    and amortization                   85,577          83,866        246,835         256,014
General and administrative             46,614          51,982        137,696         140,618
--------------------------------------------------------------------------------------------

                                      338,119         337,944      1,457,643         416,993
--------------------------------------------------------------------------------------------

Net income                       $ 26,410,260    $    882,833   $ 27,159,093    $  2,806,432
============================================================================================

Net income allocated to:
  Limited partners               $ 26,428,225    $    794,550   $ 27,100,645    $  2,525,789
  General partners                    (17,965)         88,283         58,448         280,643
--------------------------------------------------------------------------------------------

                                 $ 26,410,260    $    882,833   $ 27,159,093    $  2,806,432
============================================================================================

Net income per Unit of
  Limited partnership interest   $       2.96    $       0.09   $       3.04    $       0.28
============================================================================================


          See accompanying notes to consolidated financial statements.

                       DEAN WITTER REALTY YIELD PLUS, L.P.

            CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIENCY)

                      Nine months ended September 30, 2000

                                          Limited     General
                                          Partners    Partners       Total
--------------------------------------------------------------------------------
Partners' capital (deficiency)
  at January 1, 2000               $ 40,958,080    $ (7,376,315)   $ 33,581,765

Net income                           27,100,645          58,448      27,159,093

Cash distribution                   (42,322,353)           --       (42,322,353)
--------------------------------------------------------------------------------

Partners' capital (deficiency)
  at September 30, 2000            $ 25,736,372    $ (7,317,867)   $ 18,418,505
================================================================================




          See accompanying notes to consolidated financial statements.

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 2000 and 1999

                                                                 2000            1999
----------------------------------------------------------------------------------------

Cash flows from operating activities:

  Net income                                                $ 27,159,093    $  2,806,432
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Equity in earnings of joint venture                      (26,759,175)     (1,590,426)
    Depreciation and amortization                                246,835         256,014
    Loss on sale of real estate                                   15,301            --
    Increase in other assets                                     (76,623)         (2,916)
    Increase (decrease) in accounts payable and
      other liabilities                                           61,359        (163,850)
----------------------------------------------------------------------------------------

    Net cash provided by operating activities                    646,790       1,305,254
----------------------------------------------------------------------------------------

Cash flows from investing activities:

    Distributions from joint venture                          46,260,419       2,536,973
    Contributions to joint venture                            (1,344,633)     (1,530,730)
    Additions to real estate                                    (489,237)       (146,567)
    Proceeds from sale of real estate                            284,699            --
----------------------------------------------------------------------------------------

    Net cash provided by investing activities                 44,711,248         859,676
----------------------------------------------------------------------------------------

Cash flows from financing activities:
    Cash distributions                                       (42,322,353)           --
----------------------------------------------------------------------------------------

Increase in cash and cash equivalents                          3,035,685       2,164,930

Cash and cash equivalents at beginning of period               2,796,347       4,555,260
----------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                  $  5,832,032    $  6,720,190
========================================================================================

Supplemental disclosure of non-cash investing activities:
    Reclassification of land as real estate
     held for sale                                          $       --      $    300,000
========================================================================================


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

3.   Investment in Joint Venture

Pursuant to a Purchase and Sale Agreement dated as of June 14, 2000, as amended, a nominee trust (the "Trust") acting for GCGA, the sole beneficiary of the Trust, sold the land and building which comprise One Congress Street property on August

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                   Notes to Consolidated Financial Statements

31, 2000 to One Congress Street JV LLC (the "Purchaser"), an unaffiliated third party, for a negotiated sale price of $118.5 million.

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

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                   Notes to Consolidated Financial Statements

The Partnership's share of GCGA's gain on sale of the One Congress Street property, net of closing costs and other deductions was approximately $26.6 million; such gain was allocated 100% to the Limited Partners.

Summarized statements of operations of GCGA are as follows:

                                  Three months ended            Nine months ended
                                     September 30,                 September 30,

                                 2000          1999            2000          1999
-------------------------------------------------------------------------------------

Revenue:
   Property operating      $  2,257,917   $  4,135,795    $  9,776,026   $ 11,809,008
   Gain on sale of real
    estate                   52,744,105           --        52,744,105           --
-------------------------------------------------------------------------------------

                             55,002,022      4,135,795      62,520,131     11,809,008
-------------------------------------------------------------------------------------

Expenses:
   Interest on the Loan       1,458,105      2,121,396       5,694,891      6,213,116
   Other interest               712,455        946,272       2,602,559      2,840,202
   Property operating         2,846,694      1,595,194       6,128,296      5,038,609
   Depreciation and
     amortization                49,845        618,551       1,476,288      1,873,521
-------------------------------------------------------------------------------------

                              5,067,099      5,281,413      15,902,034     15,965,448
-------------------------------------------------------------------------------------

Net income (loss) before
 extraordinary item          49,934,923     (1,145,618)     46,618,097     (4,156,440)

Extraordinary item:
  Gain on extinguishment
  of debt                    11,215,526           --        11,215,526           --
-------------------------------------------------------------------------------------

Net income (loss)          $ 61,150,449   $ (1,145,618)   $ 57,833,623   $ (4,156,440)
=====================================================================================

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

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                   Notes to Consolidated Financial Statements

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

                       DEAN WITTER REALTY YIELD PLUS, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

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

GCGA continues to be responsible for completing the repair work it began relating to parking garage area of the One Congress Street property. The Partnership's share of the costs incurred up to the closing date of the sale was approximately $627,000. Also, an additional $1,180,000 was deducted from GCGA's sale proceeds and placed in escrow to ensure that GCGA would complete and pay for the remaining required repair work; the Partnership's share of such escrow deposit was $684,000. The Managing General Partner expects that all of the escrow deposit will be needed to fund the remaining repair work which is expected to be completed in 2001.

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

Operations
----------

Fluctuations in the Partnership's operating results for the three- and nine-month periods ended September 30, 2000 compared to 1999 are primarily attributable to the following:

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

Property operating expenses increased during the nine months ended September 30, 2000 primarily due to a) the above-mentioned second quarter parking lot repair costs incurred at the Deptford Crossing property and b) the second quarter 1999 receipt of the $700,000 cash settlement relating to 401 East Ontario Street property litigation.

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

                                   DEAN WITTER REALTY YIELD PLUS, L.P.

                              By:  Dean Witter Realty Yield Plus Inc.
                                   Managing General Partner



Date: June 14, 2001           By:  /S/ E./Davisson Hardman, Jr.
                                   ----------------------------
                                   E. Davisson Hardman, Jr.
                                   President

Date: June 14, 2001           By: /S/ Raymond E. Koch
                                  -----------------------------
                                   Raymond E. Koch
                                   Principal Accounting Officer

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                        Quarter Ended September 30, 2000

                                  Exhibit Index

Exhibit No.                   Description
--------------------------------------------------------------------------------
     27                       Financial Data Schedule










                                       E1