Form 10-K/A
period 2000-12-31
DEAN WITTER REALTY YIELD PLUS L P
filed 2001-06-15
CIK 810116

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


                   Yes                No      X
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

                   DOCUMENTS INCORPORATED BY REFERENCE
                                  None

The registrant is filing this Annual Report on Form 10-K/A because it inadvertently failed to file the Form 10-Q for the period ended March 31, 2000 and its August 31, 2000 Form 8-K during the 12 months preceding the original filing of the Report. Accordingly, this Report indicates on the cover page that in the 12 months preceding the filing of its original Report, the registrant did not file all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934. The registrant has since filed the reports.




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

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2000, 1999 and 1998

                                                  2000             1999                   1998
-------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income                               $  27,543,096    $   3,972,207          $  57,364,812
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Equity in earnings of joint
       venture                                (26,872,818)      (2,474,464)              (462,869)
      Depreciation and amortization               246,835          309,732                847,026
      Net gains on sales of real estate          (115,367)            --              (65,403,728)
      Minority interest in earnings
       of consolidated partnership                   --               --               13,219,038
      (Increase) decrease in other
        assets                                    (68,615)        (110,642)               374,575
      Increase (decrease) in accounts
       payable and other liabilities               83,342         (155,464)            (2,960,615)
-------------------------------------------------------------------------------------------------

Net cash provided by operating
 activities                                       816,473        1,541,369              2,978,239
-------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Net proceeds from sales of real
    estate                                     10,921,710             --              137,280,794
   Additions to real estate                      (503,295)        (147,967)              (498,404)
   Distributions from joint venture            48,224,929        3,475,816              2,252,968
   Contributions to joint venture              (1,344,633)      (1,537,519)            (1,540,215)
-------------------------------------------------------------------------------------------------

Net cash provided by investing
 activities                                    57,298,711        1,790,330            137,495,143
-------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Cash distributions                         (42,322,353)      (5,090,612)           (98,173,009)
   Repayment of mortgage notes payable               --               --              (10,566,268)
   Minority interest in distributions
    from consolidated partnership                    --               --              (31,934,845)
   Contributions by minority interest
    in consolidated partnership                      --               --                  171,214
-------------------------------------------------------------------------------------------------

Net cash used in financing activities         (42,322,353)      (5,090,612)          (140,502,908)
-------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash
 equivalents                                   15,792,831       (1,758,913)               (29,526)

Cash and cash equivalents at beginning
 of year                                        2,796,347        4,555,260              4,584,786
-------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of
 year                                       $  18,589,178    $   2,796,347          $   4,555,260
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

  (d)       Financial Statement Schedules

                                  SCHEDULE III
                                  ------------

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                    Real Estate and Accumulated Depreciation

                                December 31, 2000

    (A) Reconciliation of real estate owned:

                                                        2000            1999            1998
    ------------------------------------------------------------------------------------------

    Balance at beginning of period                $ 12,498,014    $ 12,650,047    $ 50,340,229

    Additions during period:
      Additions                                        503,295         147,967         498,404
      Sale of real estate                          (13,001,309)           --       (38,188,586)
      Reclassification of real
        estate held for  sale                             --          (300,000)           --

    ------------------------------------------------------------------------------------------

    Balance at end of period                      $       --      $ 12,498,014    $ 12,650,047
    ==========================================================================================


    (B) Reconciliation of accumulated depreciation:

                                                        2000            1999            1998
    ------------------------------------------------------------------------------------------

    Balance at beginning of year                  $  2,248,131    $  1,954,876    $  5,847,422
    Depreciation expense                               231,794         293,255         748,020
    Sale of real estate                             (2,479,925)           --        (4,640,566)
    ------------------------------------------------------------------------------------------

    Balance at end of period                      $       --      $  2,248,131    $  1,954,876
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

DEAN WITTER REALTY YIELD PLUS, L.P.

By:  Dean Witter Realty Yield Plus Inc.
     Managing General Partner



By:  /S/E. Davisson Hardman, Jr.                Date:  June 15, 2001
     ----------------------------------
     E. Davisson Hardman, Jr.
     President



By:  /S/ Raymond E. Koch                        Date:  June 15, 2001
     ----------------------------------
     Raymond E. Koch
     Controller
     (Principal Financial and Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY YIELD PLUS INC.
Managing General Partner



/S/ William B. Smith                            Date:  June 15, 2001
---------------------------------------
William B. Smith
Chairman of the Board of Directors



/S/E. Davisson Hardman, Jr.                     Date:  June 15, 2001
---------------------------------------
E. Davisson Hardman, Jr.
Director



/S/ Ronald T. Carman                            Date:  June 15, 2001
---------------------------------------
Ronald T. Carman
Director