Form 10-Q/A
period 2001-03-31
DEAN WITTER REALTY YIELD PLUS L P
filed 2001-06-15
CIK 810116

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A


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


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
   1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
       such filing requirements for the past 90 days. Yes           No    X
                                                          --------     --------

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




                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                           CONSOLIDATED BALANCE SHEETS

                                                      March 31,  December 31,
                                                        2001           2000
--------------------------------------------------------------------------------

                                     ASSETS
                                     ------

Cash and cash equivalents                            $5,265,418     $18,589,178

Other assets                                            295,060         523,640
--------------------------------------------------------------------------------

                                                     $5,560,478     $19,112,818
================================================================================


                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

Accounts payable and other liabilities               $  157,611     $   310,310
--------------------------------------------------------------------------------

Partners' capital (deficiency):
  General Partners                                   (7,311,543)     (7,308,074)
  Limited Partners ($20 per Unit, 8,909,969
    issued and outstanding)                          12,714,410      26,110,582
--------------------------------------------------------------------------------

      Total partners' capital                         5,402,867      18,802,508
--------------------------------------------------------------------------------
                                                     $5,560,478     $19,112,818
================================================================================


          See accompanying notes to consolidated financial statements.

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   Three months ended March 31, 2001 and 2000

                                                       2001            2000
--------------------------------------------------------------------------------

Revenues:
  Rental                                              $    --         $ 509,160
  Equity in earnings of joint venture                      --           451,689
  Loss on sale of real estate                              --           (15,301)
  Interest and other                                    125,539          44,410
--------------------------------------------------------------------------------

                                                        125,539         989,958
--------------------------------------------------------------------------------

Expenses:
  Property operating                                    119,321         233,938
  Depreciation and amortization                            -             80,053
  General and administrative                             40,906          37,866
--------------------------------------------------------------------------------

                                                        160,227         351,857
--------------------------------------------------------------------------------

Net (loss) income                                     $ (34,688)      $ 638,101
================================================================================

Net (loss) income allocated to:
  Limited Partners                                    $ (31,219)      $ 574,291
  General Partners                                       (3,469)         63,810
--------------------------------------------------------------------------------

                                                      $ (34,688)      $ 638,101
================================================================================

Net (loss) income per Unit of limited
  partnership interest                                $   0.00        $    0.06
================================================================================


          See accompanying notes to consolidated financial statements.

                       DEAN WITTER REALTY YIELD PLUS, L.P.

            CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIENCY)

                        Three months ended March 31, 2001

                                         Limited         General
                                        Partners        Partners         Total
--------------------------------------------------------------------------------

Partners' capital (deficiency) at
  January 1, 2001                    $26,110,582     $ (7,308,074)  $18,802,508

Net loss                                 (31,219)          (3,469)      (34,688)

Cash distributions                   (13,364,953)            --     (13,364,953)
--------------------------------------------------------------------------------

Partners' capital (deficiency) at
  March 31, 2001                     $12,714,410     $ (7,311,543)   $5,402,867
================================================================================


          See accompanying notes to consolidated financial statements.

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 2001 and 2000

                                                          2001          2000
--------------------------------------------------------------------------------

Cash flows from operating activities:
  Net (loss) income                                   $    (34,688) $   638,101
  Adjustments to reconcile net (loss) income to net
    cash provided by operating activities:
      Equity in earnings of joint venture                    --        (451,689)
      Loss on sale of real estate                            --          15,301
      Depreciation and amortization                          --          80,053
      Decrease (increase) in other assets                  228,580     (100,455)
      (Decrease) increase in accounts payable and
        other liabilities                                 (152,699)      23,589
--------------------------------------------------------------------------------

          Net cash provided by operating activities         41,193      204,900
--------------------------------------------------------------------------------

Cash flows from investing activities:
  Distributions from joint venture                           --         393,235
  Proceeds from sale of real estate                          --         302,844
  Additions to real estate                                   --         (39,124)
--------------------------------------------------------------------------------

          Net cash provided by investing
            activities:                                      --         656,955
--------------------------------------------------------------------------------

Cash flows from financing activities:
  Cash distributions                                   (13,364,953)        --
--------------------------------------------------------------------------------

(Decrease) increase in cash and cash equivalents       (13,323,760)     861,855

Cash and cash equivalents at beginning of period        18,589,178    2,796,347
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period            $  5,265,418  $ 3,658,202
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

Summarized income statements of GCGA are as follows:

                                            Quarter ended March 31,
                                              2001             2000
--------------------------------------------------------------------------

Revenues                                         $ --        $ 3,511,519
--------------------------------------------------------------------------

Expenses:
  Interest on second mortgage loan                 --          2,106,101
  Other interest                                   --            945,303
  Property operating                               --          1,310,321
  Depreciation and amortization                    --            712,370
--------------------------------------------------------------------------

                                                   --          5,074,095
--------------------------------------------------------------------------

Net loss                                         $ --        $(1,562,576)
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

                              DEAN WITTER REALTY YIELD PLUS,      L.P.

                              By:  Dean Witter Realty Yield Plus Inc.
                                   Managing General Partner



Date: June 14, 2001           By:  /S/ E. Davisson Hardman, Jr.
                                   -----------------------------
                                   E. Davisson Hardman, Jr.
                                   (President)

Date:  June 14, 2001          By:  /S/ Raymond E. Koch
                                   ------------------------------
                                   Raymond E. Koch
                                   Controller
                                   (Principal Financial and Accounting
                                     Officer)