Form 10-Q
period 2001-06-30
DEAN WITTER REALTY YIELD PLUS L P
filed 2001-08-13
CIK 810116

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended June 30, 2001

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



Registrant's telephone number, including area code: (800) 829-8585
                                                    --------------

Former name, former address and former fiscal year, if changed since last report: not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]    No [ ]

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                           CONSOLIDATED BALANCE SHEETS

                                                                   June 30,         December 31,
                                                                     2001               2000
-------------------------------------------------------------------------------------------------
                                     ASSETS

Cash and cash equivalents                                       $  5,296,503        $ 18,589,178

Other assets                                                         304,957             523,640
-------------------------------------------------------------------------------------------------

                                                                $  5,601,460        $ 19,112,818
=================================================================================================


                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and other liabilities                          $    159,295        $    310,310
-------------------------------------------------------------------------------------------------

Partners' capital (deficiency):
   General partners                                               (7,307,613)         (7,308,074)
   Limited partners ($20 per Unit, 8,909,969
   Units issued and outstanding)                                  12,749,778          26,110,582
-------------------------------------------------------------------------------------------------

     Total partners' capital                                       5,442,165          18,802,508
-------------------------------------------------------------------------------------------------

                                                                $  5,601,460        $ 19,112,818
=================================================================================================

          See accompanying notes to consolidated financial statements.

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                         CONSOLIDATED INCOME STATEMENTS

                Three and six months ended June 30, 2001 and 2000

                                          Three months ended                   Six months ended
                                               June 30,                             June 30,
                                       2001               2000              2001              2000
-------------------------------------------------------------------------------------------------------
Revenues:
  Rental                            $        --        $   472,062       $        --       $   981,222
  Equity in earnings of joint
    venture                               7,179            354,778             7,179           806,467
  Loss on sale of real estate                --                 --                --           (15,301)
  Interest and other                     56,076             51,559           181,615            95,969
-------------------------------------------------------------------------------------------------------

                                         63,255            878,399           188,794         1,868,357
-------------------------------------------------------------------------------------------------------

Expenses:
  Property operating                     (7,854)           633,246           111,467           867,184
  Depreciation and
    amortization                             --             81,205                --           161,258
  General and administrative             31,811             53,216            72,717            91,082
-------------------------------------------------------------------------------------------------------

                                         23,957            767,667           184,184         1,119,524
-------------------------------------------------------------------------------------------------------

Net income                          $    39,298        $   110,732       $     4,610       $   748,833
=======================================================================================================

Net income allocated to:
  Limited partners                  $    35,368        $    99,659       $     4,149       $   672,420
  General partners                        3,930             11,073               461            76,413
-------------------------------------------------------------------------------------------------------

                                    $    39,298        $   110,732       $     4,610       $   748,833
=======================================================================================================

Net income per Unit of
 Limited partnership interest       $      0.00        $      0.01       $      0.00       $      0.08
=======================================================================================================

          See accompanying notes to consolidated financial statements.

                       DEAN WITTER REALTY YIELD PLUS, L.P.

            CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIENCY)

                         Six months ended June 30, 2001

                                     Limited             General
                                     Partners            Partners            Total
------------------------------------------------------------------------------------------
Partners' capital (deficiency)
   at January 1, 2001                $ 26,110,582        $ (7,308,074)       $ 18,802,508

Net income                                  4,149                 461               4,610

Cash distributions                    (13,364,953)                 --         (13,364,953)
------------------------------------------------------------------------------------------

Partners' capital (deficiency)
   at June 30, 2001                  $ 12,749,778        $ (7,307,613)       $  5,442,165
==========================================================================================

          See accompanying notes to consolidated financial statements.

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 2001 and 2000

                                                             2001                2000
------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                            $      4,610        $    748,833
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Equity in earnings of joint venture                     (7,179)           (806,467)
       Loss on sale of real estate                                 --              15,301
       Depreciation and amortization                               --             161,258
       Decrease (increase) in other assets                    218,683             (79,169)
       (Decrease) increase in accounts payable
        and other liabilities                                (151,015)            464,140
------------------------------------------------------------------------------------------

         Net cash provided by operating activities             65,099             503,896
------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Contributions to joint venture                                  --            (351,590)
   Distributions from joint venture                             7,179           1,256,379
   Proceeds from sale of real estate                               --             302,844
   Additions to real estate                                        --            (199,973)
------------------------------------------------------------------------------------------

         Net cash provided by investing activities              7,179           1,007,660
------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Cash distributions                                      (13,364,953)                 --
------------------------------------------------------------------------------------------

(Decrease) increase in cash and cash equivalents          (13,292,675)          1,511,556

Cash and cash equivalents at beginning of period           18,589,178           2,796,347
------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period               $  5,296,503        $  4,307,903
==========================================================================================

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

The Partnership's 58% share of the general partnership interest in GCGA Limited Partnership ("GCGA"), the partnership which owned the One Congress Street property (sold August 31, 2000), was accounted for under the equity method. The remaining 42% general partnership interest in GCGA was owned by Dean Witter Realty Yield Plus II, L.P. ("YPII"), an affiliate.

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

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                   Notes to Consolidated Financial Statements

Summarized financial information of GCGA are as follows:

                                    Three months ended                 Six months ended
                                         June 30,                          June 30,
                                  2001             2000              2001             2000
-----------------------------------------------------------------------------------------------
Revenue                       $     19,845     $  4,006,590      $     19,845     $  7,518,109
-----------------------------------------------------------------------------------------------

Expenses:
  Interest on second
    mortgage loan                       --        2,130,685                --        4,236,786
  Other interest                        --          944,801                --        1,890,104
  Property operating                 7,466        1,971,281             7,466        3,281,602
  Depreciation and
   Amortization                         --          714,073                --        1,426,443
-----------------------------------------------------------------------------------------------

                                     7,466        5,760,840             7,466       10,834,935
-----------------------------------------------------------------------------------------------

Net income (loss)             $     12,379     $ (1,754,250)     $     12,379     $ (3,316,826)
===============================================================================================

The property was sold in August 2000. GCGA's second mortgage loan was the participating mortgage loan from the Partnership (58%) and YPII (42%). The Partnership did not recognize interest income on its share of the second mortgage loan; instead, the Partnership recognized its share of GCGA's earnings exclusive of GCGA's interest expense on the second mortgage loan.

3.  Related Party Transactions
    --------------------------

Realty performs administrative functions, processes certain investor transactions and prepares tax information for the Partnership. For the six-month periods ended June 30, 2001 and 2000, the Partnership incurred approximately $18,000 and $34,000, respectively, for these services. These amounts are included in general and administrative expenses.

4.  Distributions
    -------------

On January 31, 2001, the Partnership paid a distribution, to Limited Partners only, of approximately $13.4 million ($1.50

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                   Notes to Consolidated Financial Statements



per Unit), consisting of approximately $10.2 million ($1.14 per Unit)from a portion of the net proceeds received from the December 2000 sale of the Deptford Crossing property and $3.2 million ($0.36 per Unit) from the remaining undistributed proceeds from the August 2000 sale of the One Congress Street property.

                       DEAN WITTER REALTY YIELD PLUS, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

On December 22, 2000, the Partnership sold its last remaining property interest, the Deptford Crossing shopping center. As a result of this sale, all of the properties in which the Partnership had an interest have either been sold to unaffiliated purchasers or lost through foreclosure. The Partnership Agreement provides that the Partnership shall terminate upon the sale of the Partnership's last investment, and that dissolution shall be effective on the day on which the event occurs giving rise to the dissolution. Accordingly, the Partnership dissolved pursuant to the terms of its Partnership Agreement, effective December 22, 2000, the date the Partnership sold the Deptford Crossing property. However, the Partnership will not wind up its operations until its outstanding litigation with respect to the 401 East Ontario Street property is resolved. The timing of such resolution is uncertain.

As discussed in Note 4 to the Financial Statements, on January 31, 2001, the Partnership paid, to Limited Partners only, a distribution of $1.50 per Unit. The Managing General Partner believes that the Partnership's remaining cash reserves are adequate to fund all of the Partnership's cash requirements while the Partnership winds up its affairs.

In July 2001, the Partnership received approximately $274,400, the remaining proceeds (plus interest) from the sale of the Deptford Crossing property. Such proceeds had been placed in escrow to secure the Partnership's obligations, if any, pursuant to its representations and warranties in the property's purchase and sale agreement. At June 30, 2001, the Partnership's other assets primarily consisted of a receivable for the proceeds received in July 2001.

The Partnership plans to distribute the remaining undistributed proceeds from the sale of Deptford Crossing (approximately $700,000, which is payable to Limited Partners

                       DEAN WITTER REALTY YIELD PLUS, L.P.

only) and Partnership cash reserves when the Partnership concludes winding up its affairs.

Except as discussed above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations
----------

The absence of rental revenue and depreciation and amortization expenses in 2001 and the decrease in property operating expenses in 2001 compared to 2000 were due to the sale of the Deptford Crossing property in December 2000. During the six months ended June 30, 2001, property operating expenses primarily consisted of approximately $58,000 in connection with the wind-up of the operations of the Deptford Crossing property and $54,000 in connection with the above-mentioned 401 East Ontario Street litigation.

The decreases of the Partnership's equity in earnings of joint venture in 2001 compared to 2000 was due to the loss of operating income resulting from the August 2000 sale of the One Congress Street property.

The loss on sale of real estate resulted from the February 2000 sale of the Military Crossing land.

Interest and other income increased in 2001 compared to 2000 primarily due to the interest earned on the proceeds from the December 2000 sale of the Deptford Crossing property before such proceeds were distributed to the Limited Partners in 2001.

There were no other individually significant factors which caused significant fluctuations in the Partnership's operating results for the three- and six-month period ended June 30, 2001 compared to 2000.

Inflation
---------

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has

                       DEAN WITTER REALTY YIELD PLUS, L.P.

not had a significant effect on the operations of the Partnership or its properties.


PART II - OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits.
               None.

         (b)   Reports on Form 8-K.
               Report on Form 8-K dated August 31, 2000 disclosing the sale of the One Congress Street property by GCGA Limited Partnership.

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


                                     DEAN WITTER REALTY YIELD PLUS, L.P.

                                       By: Dean Witter Realty Yield Plus Inc.
                                           Managing General Partner


Date: August 9, 2001                 By: /s/ E./Davisson Hardman, Jr.
                                         --------------------------------------
                                            E. Davisson Hardman, Jr.
                                            (President)

Date: August 9, 2001                 By: /s/ Raymond E. Koch
                                         --------------------------------------
                                            Raymond E. Koch
                                            Vice President,
                                            Assistant Secretary and  Controller
                                            (Principal Financial and
                                            Accounting Officer)