Form 10-Q
period 2001-09-30
DEAN WITTER REALTY YIELD PLUS L P
filed 2001-11-13
CIK 810116

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the period ended September 30, 2001

                                       OR

[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________.

                         Commission File Number: 0-18148


                       DEAN WITTER REALTY YIELD PLUS, L.P.
                       -----------------------------------
         (Exact name of registrant as specified in governing instrument)


      Delaware                                           13-3426531
      --------                                           ----------
(State of organization)                       (IRS Employer Identification No.)


1221 Avenue of the Americas, New York, NY                       10020
-----------------------------------------                       -----
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code: (800) 829-8585
                                                    --------------


Former name, former address and former fiscal year, if changed since last report: not applicable


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X     No
                                                    -------     -------

                        PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                     DEAN WITTER REALTY YIELD PLUS, L.P.

                         CONSOLIDATED BALANCE SHEETS

                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                    2001            2000
                                                                ------------    ------------
ASSETS

Cash and cash equivalents                                       $  5,605,436    $ 18,589,178

Other assets                                                              --         523,640
                                                                ------------    ------------

                                                                $  5,605,436    $ 19,112,818
                                                                ============    ============

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities                          $    190,415    $    310,310
                                                                ------------    ------------

Partners' capital (deficiency):

      General Partners                                            (7,306,141)     (7,308,074)
      Limited Partners ($20 per Unit, 8,909,969 Units issued)     12,721,162      26,110,582
                                                                ------------    ------------

            Total partners' capital                                5,415,021      18,802,508
                                                                ------------    ------------

                                                                $  5,605,436    $ 19,112,818
                                                                ============    ============


         See accompanying notes to consolidated financial statements

                     DEAN WITTER REALTY YIELD PLUS, L.P.

                    CONSOLIDATED STATEMENTS OF OPERATIONS

           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                    SEPTEMBER 30,                    SEPTEMBER 30,
                                            ----------------------------    ----------------------------
                                                2001            2000            2001            2000
                                            ------------    ------------    ------------    ------------
Revenues:
      Equity in earnings of joint venture   $         --    $ 25,952,708    $      7,179    $ 26,759,175
      Rental                                          --         516,112              --       1,497,334
      Losses on sales of real estate             (41,867)             --         (41,867)        (15,301)
      Interest and other                          48,368         279,559         229,983         375,528
                                            ------------    ------------    ------------    ------------

                                                   6,501      26,748,379         195,295      28,616,736
                                            ------------    ------------    ------------    ------------

Expenses:
      Property operating                          40,295         205,928         151,762       1,073,112
      Depreciation and amortization                   --          85,577              --         246,835
      General and administrative                  (6,650)         46,614          66,067         137,696
                                            ------------    ------------    ------------    ------------

                                                  33,645         338,119         217,829       1,457,643
                                            ------------    ------------    ------------    ------------

Net (loss) income                           $    (27,144)   $ 26,410,260    $    (22,534)   $ 27,159,093
                                            ============    ============    ============    ============

Net (loss) income allocated to:
      Limited Partners                      $    (28,616)   $ 26,428,225    $    (24,467)   $ 27,100,645
      General Partners                             1,472         (17,965)          1,933          58,448
                                            ------------    ------------    ------------    ------------

                                            $    (27,144)   $ 26,410,260    $    (22,534)   $ 27,159,093
                                            ============    ============    ============    ============

Net (loss) income per Unit of
      Limited partnership interest          $       0.00    $       2.96    $       0.00    $       3.04
                                            ============    ============    ============    ============


         See accompanying notes to consolidated financial statements

                     DEAN WITTER REALTY YIELD PLUS, L.P.

           CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIENCY)

                     NINE MONTHS ENDED SEPTEMBER 30, 2001



                                   LIMITED         GENERAL
                                   PARTNERS        PARTNERS         TOTAL
                                 ------------    ------------    ------------

Partners' capital (deficiency)
      at January 1, 2000         $ 26,110,582    $ (7,308,074)   $ 18,802,508

Net loss                              (24,467)          1,933         (22,534)

Cash distribution                 (13,364,953)             --     (13,364,953)
                                 ------------    ------------    ------------

Partners' capital (deficiency)
      at September 30, 2001      $ 12,721,162    $ (7,306,141)   $  5,415,021
                                 ============    ============    ============



           See accompanying notes to consolidated financial statements

                     DEAN WITTER REALTY YIELD PLUS, L.P.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                                     2001             2000
                                                                                  ------------    ------------
Cash flows from operating activities:
      Net (loss) income                                                           $    (22,534)   $ 27,159,093

      Adjustments to reconcile net (loss) income to net cash
            provided by operating activities:
                  Equity in earnings of joint venture                                   (7,179)    (26,759,175)
                  Depreciation and amortization                                             --         246,835
                  Losses on sales of real estate                                        41,867          15,301
                  Decrease (increase) in other assets                                  523,640         (76,623)
                  (Decrease) increase in accounts payable and other liabilities       (119,895)         61,359
                                                                                  ------------    ------------

      Net cash provided by operating activities
                                                                                       415,899         646,790
                                                                                  ------------    ------------

Cash flows from investing activities:
      Distributions from joint venture                                                   7,179      46,260,419
      Contributions to joint venture                                                        --      (1,344,633)
      Additions to real estate                                                              --        (489,237)
      (Costs)  proceeds from sale of real estate                                       (41,867)        284,699
                                                                                  ------------    ------------

      Net cash (used in) provided by investing activities                              (34,688)     44,711,248
                                                                                  ------------    ------------

Cash flows from financing activities:
      Cash distributions                                                           (13,364,953)    (42,322,353)
                                                                                  ------------    ------------

(Decrease) increase in cash and cash equivalents                                   (12,983,742)      3,035,685

Cash and cash equivalents at beginning of period                                    18,589,178       2,796,347
                                                                                  ------------    ------------

Cash and cash equivalents at end of period                                        $  5,605,436    $  5,832,032
                                                                                  ============    ============


         See accompanying notes to consolidated financial statements

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

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim periods. Except for the losses on sales of real estate and the gain on the sale of the One Congress Street property included in the equity in earnings of joint venture amounts in 2000, such adjustments consist only of normal recurring accruals.

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

                     DEAN WITTER REALTY YIELD PLUS, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENT IN JOINT VENTURE

As part of the One Congress Street sale agreement, GCGA continues to be responsible for completing the repair work it began relating to the parking garage area of the property. At closing of the sale, $1.2 million was deducted from the sale proceeds GCGA received, and placed in escrow to ensure that GCGA would complete and pay for all the required repair work; the Partnership's 58% share of such escrow deposit was approximately $700,000. The Managing General Partner expects that the remaining repair work will be completed in the Fall of 2001, and the funds needed to complete such work will not exceed the amount of the escrow deposit. GCGA can terminate its operations after GCGA determines that the parking garage repair work has been satisfactorily completed.

Summarized financial information of GCGA are as follows:


                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                             SEPTEMBER 30,               SEPTEMBER 30,
                                       -------------------------   -------------------------
                                          2001           2000         2001          2000
                                       -----------   -----------   -----------   -----------
Revenue:
      Property operating               $        --   $ 2,257,917   $    19,845   $ 9,776,026
      Gain on sale of real estate               --    52,744,105            --    52,744,105
                                       -----------   -----------   -----------   -----------

                                                --    55,002,022        19,845    62,520,131
                                       -----------   -----------   -----------   -----------

Expenses:
      Second mortgage loan interest             --     1,458,105            --     5,694,891
      Other interest                            --       712,455            --     2,602,559
      Property operating                        --     2,846,694         7,466     6,128,296
      Depreciation and amortization             --        49,845            --     1,476,288
                                       -----------   -----------   -----------   -----------

                                                --     5,067,099         7,466    15,902,034
                                       -----------   -----------   -----------   -----------

Income before extraordinary item                --    49,934,923        12,379    46,618,097

Extraordinary item:
      Gain on extinguishment of debt            --    11,215,526            --    11,215,526
                                       -----------   -----------   -----------   -----------

Net income                             $        --   $61,150,449   $    12,379   $57,833,623
                                       ===========   ===========   ===========   ===========

                     DEAN WITTER REALTY YIELD PLUS, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENT IN JOINT VENTURE (CONT'D)

The property was sold in August 2000. GCGA's second mortgage loan (the "Loan") was the participating mortgage loan from the Partnership (58%) and YPII (42%).

The balance of the Loan at the date of closing of the sale was approximately $90.3 million. Since GCGA only received net sale proceeds of $75.9 million and had only $3.2 million of additional assets at September 30, 2000, GCGA was not able to repay the Loan in full. As a result, the Partnership and YPII jointly forgave the unpaid Loan balance (approximately $11.2 million; the Partnership's share of this balance was $6.5 million).

 The Partnership did not recognize interest income and a loss on extinquishment of debt on its share of the Loan; instead, the Partnership recognized its share of GCGA's earnings exclusive of all Loan activity.


3.   SALE OF REAL ESTATE

During the third quarter of 2001, the Partnership incurred approximately $42,000 of additional costs in connection with the December 2000 sale of the Deptford Crossing property.


4.   RELATED PARTY TRANSACTIONS

Realty performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the nine-month periods ended September 30, 2001 and 2000, the Partnership incurred approximately $27,000 and $51,000, respectively, for these services. These amounts are included in general and administrative expenses. The affiliate has also paid certain expenses on behalf of the Partnership. At September 30, 2001, the Partnership's accounts payable and other liabilities include approximately $57,000 due to the affiliate.


5.   DISTRIBUTIONS

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

As discussed in Note 5 to the financial statements, on January 31, 2001, the Partnership paid, to Limited Partners only, a distribution of $1.50 per Unit. The Managing General Partner believes that the Partnership's remaining cash reserves are adequate to fund all of the Partnership's cash requirements while the Partnership winds up its affairs.

In July 2001, the Partnership received approximately $274,400, the remaining proceeds (plus interest) from the sale of the Deptford Crossing property. Such proceeds had been placed in escrow to secure the Partnership's obligations, if any, pursuant to its representations and warranties in the property's purchase and sale agreement. At December 31, 2000, the Partnership's other assets included approximately $500,000 of receivables relating to the Deptford sale; all such amounts were collected in 2001.

The Partnership plans to distribute the remaining undistributed proceeds from the Deptford sale (approximately $700,000, which is payable to Limited Partners only) and Partnership cash reserves when the Partnership concludes winding up its affairs.

The office of the Managing General Partner was located at the World Trade Center in New York. The Partnership did not hold any assets at this location. The Managing General Partner does not expect that the September 11, 2001 tragedy at the World Trade Center will adversely affect the operations of the Partnership.

Except as discussed above and in the financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

                     DEAN WITTER REALTY YIELD PLUS, L.P.


OPERATIONS

The absence of rental revenues and depreciation and amortization expenses in 2001 and the decrease in property operating expenses in 2001 compared to 2000 were due to the sale of the Deptford Crossing property in December 2000. During the nine months ended September 30, 2001, property operating expenses primarily consisted of approximately $100,000 in connection with the wind-up of the operations of the Deptford Crossing property and $50,000 in connection with the above-mentioned 401 East Ontario Street litigation.

The decreases in the Partnership's equity in earnings of joint venture amounts in 2001 compared to 2000 were due to the absence in 2001 of the Partnership's share of the gain on the August 2000 sale of the One Congress Street property (approximately $26.6 million). The gain on sale included in the equity in earnings amounts in 2000 was partially offset by the Partnership's share of parking garage repair costs (approximately $1,312,000 and $994,000 for the nine and three months ended September 30, 2000, respectively).

The losses on sale of real estate in 2001 were due to additional costs that the Partnership incurred in connection with the sale of the Deptford Crossing property during the third quarter of 2001.

The loss on sale of real estate in 2000 resulted from the February 2000 sale of the Military Crossing land.

Interest and other income decreased in 2001 compared to 2000 because interest earned on the proceeds from the One Congress Street sale in September 2000 before such proceeds were distributed to the Limited Partners was greater than interest earned on the Deptford sale in January 2001 before such proceeds were distributed.

General and administrative expenses have decreased in 2001 compared to 2000 because the Partnership is winding up its affairs in 2001.

There were no other individually significant factors which caused significant fluctuations in the Partnership's operating results for the three- and nine-month period ended September 30, 2001 compared to 2000.


INFLATION

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

                     DEAN WITTER REALTY YIELD PLUS, L.P.



PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.
               None.

          (b)  Reports on Form 8-K.
               Report on Form 8-K dated September 11, 2001, disclosing the change of the address of the Partnership's executive office due to the destruction of the World Trade Center.

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


                                     DEAN WITTER REALTY YIELD PLUS, L.P.

                                     By: Dean Witter Realty Yield Plus Inc.
                                           Managing General Partner



Date: November 13, 2001              By: /s/ E. Davisson Hardman, Jr.
                                         ----------------------------
                                         E. Davisson Hardman, Jr.
                                         (President)



Date: November 13, 2001              By: /s/ Raymond E. Koch
                                         -------------------
                                         Raymond E. Koch
                                         Vice President,
                                         Assistant Secretary and Controller
                                         (Principal  Financial and  Accounting
                                         Officer)