Form 10-K
period 2001-12-31
DEAN WITTER REALTY YIELD PLUS L P
filed 2002-03-28
CIK 810116

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ________ to ________.

                         Commission File Number 0-18148

                       DEAN WITTER REALTY YIELD PLUS, L.P.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


      Delaware                                             13-3426531
--------------------------------------------------------------------------------
     (State of                                            (IRS Employer
   organization)                                       Identification No.)


1221 Avenue of the Americas, New York, NY                           10020
-------------------------------------------                     ----------------
  (Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:   (800) 829-8585
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:


Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
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

                                    Yes [X]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. N/A

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

The Managing General Partner of the Partnership is Dean Witter Realty Yield Plus Inc. (the "Managing General Partner"), a Delaware corporation which is wholly owned by Dean Witter Realty Inc. ("Realty"). The Associate General Partner is Dean Witter Realty Yield Plus Associates, L.P. (the "Associate General Partner"), a Delaware limited partnership, the general partner of which is the Managing General Partner. The Managing General Partner manages and controls all aspects of the business of the Partnership. The terms of transactions between the Partnership and its affiliates are set forth below in Note 6 to the consolidated financial statements included in Item 8 and in Item 13.

The Partnership issued 8,909,969 units of limited partnership interest (the "Units") for $178,199,380. The offering has been terminated and no additional Units will be sold.

The proceeds from the offering were used to make investments in six participating mortgage loans and land leases secured by interests in real property. Additionally, proceeds were used to make an investment in a short-term loan secured by eleven partnership interests. The Partnership subsequently acquired equity interests in the real estate securing all of the loans through foreclosure or through transfers of ownership in lieu of foreclosure. As of December 22, 2000, all of the properties in which the Partnership had an interest had either been sold to unaffiliated purchasers or lost through foreclosure.

The Partnership Agreement provides that the Partnership shall dissolve upon the sale of the Partnership's last investment, and that dissolution shall be effective on the day on which the event occurs giving rise to the dissolution. Accordingly, the Partnership dissolved pursuant to the terms of its Partnership Agreement, effective December 22, 2000, the date on which the Partnership sold the Deptford Crossing shopping center. However, the Partnership will not wind up its operations until its outstanding litigation with respect to the 401 East Ontario Street property (see Note 4 to the consolidated financial statements in Item 8 below) is resolved. The timing of such resolution is uncertain.

The Partnership considered its business to include one industry segment, investment in real property. Financial information regarding the Partnership is in the Partnership's consolidated financial statements.

The Partnership has no employees.

All of the Partnership's business is conducted in the United States.

ITEM 2.  PROPERTIES

The Partnership's principal offices are located at 1221 Avenue of the Americas, New York, New York 10020. The Partnership has no other offices.

As of December 31, 2001, the Partnership did not own any property interests.

On December 22, 2000, the Partnership sold its Deptford Crossing Shopping Center, which is located in Deptford, New Jersey. An affiliate of Realty was the property manager of the Deptford Crossing property until December 31, 1999.

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

On February 14, 2000, the Partnership sold its Military Crossing land, which is located in Norfolk, Virginia.

Further information relating to the Partnership's properties is included in Notes 4 and 5 to the consolidated financial statements in Item 8 below.


ITEM 3.  LEGAL PROCEEDINGS

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year to a vote of Unit holders.

                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

An established public trading market for the Units does not exist, and it is not anticipated that such a market will develop in the future. Accordingly, information as to the market value of a Unit at any given date is not available. However, the Partnership does allow its limited partners (the "Limited Partners") to transfer their Units, if a suitable buyer can be located.

As of March 4, 2002, there were 14,086 holders of limited partnership interests.

The Partnership does not pay dividends. It does, however, make distributions of cash to its partners. Pursuant to the Partnership Agreement, distributable cash, as defined, is paid 90% to the Limited Partners and 10% to the general partners (the "General Partners"). Pursuant to the Partnership Agreement, $1,239,345 of the General Partners' share of such net cash flow distributable to them through December 31, 1990 was deferred subject to receipt by the Limited Partners of an 8% annual return on their invested capital through that date.

Sale or financing proceeds will be distributed, to the extent available: first, 97% to the Limited Partners and 3% to the General Partners until each Limited Partner has received a return of their invested capital plus an amount sufficient to provide a 10% cumulative annual return on their adjusted capital contribution; second, 100% to the General Partners until they have received the amount of any net cash flow previously deferred and not distributed; and third, 85% to the Limited Partners and 15% to the General Partners. However, if the Limited Partners don't receive a return of their invested capital and a 10% cumulative annual return on their adjusted capital contribution by the termination of the Partnership, then the General Partners must contribute the sale proceeds they received from the Partnership back to the Partnership. In lieu of this contribution, the General Partners have not received distributions of sale proceeds from the Partnership.

On January 30, 2002, the Partnership paid a distribution of approximately $0.34 per Unit (including $0.08 per unit from the remaining undistributed proceeds from the December 2000 sale of the Deptford Crossing property and $0.26 per Unit of cash reserves). The Deptford sale proceeds were distributed 100% to the Limited Partners. Total distributions were $3,246,114 with $2,993,750 distributed to the Limited Partners and $252,364 distributed to the General Partners.

During the year ended December 31, 2001, the Partnership paid a distribution, to Limited Partners only, of approximately $13.4 million ($1.50 per Unit), consisting of approximately $10.2 million ($1.14 per Unit) from a portion of the net proceeds received from the December 2000 sale of the Deptford Crossing property and $3.2 million ($0.36 per Unit) from the remaining undistributed proceeds from the August 2000 sale of the One Congress Street property.

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

The Partnership plans to make its final distribution of its cash reserves when the Partnership concludes winding up its affairs. The timing of such windup is uncertain.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following sets forth a summary of selected financial data for the
Partnership:


                                             DEAN WITTER REALTY YIELD PLUS, L.P.

                               FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, 1999, 1998 AND 1997


                                          2001(1)          2000(2)            1999           1998(3)           1997(4)
                                          -------          -------            ----           -------           -------

Total revenues                       $    193,368       $ 29,437,988      $  4,679,722      $ 74,796,181       $ 24,706,819


(Loss) income before extraordinary   $    (68,803)      $ 27,543,096      $  3,972,207      $ 57,364,812       $  6,322,426
  item

Extraordinary item                            $--               $--               $--               $--        $    548,395(5)

Net (loss) income                    $    (68,803)      $ 27,543,096      $  3,972,207      $ 57,364,812       $  6,870,821

Net (loss) income per Unit of
limited partnership interest:
    (Loss) income before             $      (0.01)      $       3.08      $       0.40      $        6.39      $       0.69
      extraordinary item
    Extraordinary item                        $--               $--               $--               $--        $       0.06
    Net (loss) income                $      (0.01)      $       3.08      $       0.40      $        6.39      $       0.75

Cash distribution paid per Unit of
  limited partnership interest(6)    $       1.50(7)    $       4.75(8)   $       0.53(9)   $       10.97(10)  $       1.71(11)

Total assets at December 31          $  5,473,778       $ 19,112,818      $ 33,808,733      $ 35,082,602       $107,962,275

Long-term debt due after one year             $--               $--               $--               $--        $ 10,566,268


1. Total revenues and net loss include a loss of $27,599 from the 2000 sale of the Deptford Crossing shopping center.

2. Total revenues and net income include the gain on sale of the One Congress Street property ($26.7 million in equity in earnings of joint venture) and the net gain ($0.1 million) on the sales of the Deptford Crossing and Military Crossing properties.

3. Total revenues include gains on the sales of the Michelson property ($25.2 million), the 401 East Ontario property ($39.8 million) and the Pine Ridge land ($0.4 million). Net income includes these gains, reduced by the minority interest share ($12.7 million) of the gain on the sale of the Michelson property.

4. Total revenues, income before extraordinary item and net income include the $5.2 million gain on the sale of the Greenway Pointe property, and are all net of $1.6 million of reserves of accrued but unpaid interest on the One Congress Street participating mortgage loan.

5. Represents a gain on extinguishment of debt resulting from the foreclosure of the Genessee Crossing property.

6. Distributions paid to Limited Partners for the years ended December 31, 2000, 1999 and 1998 included returns of capital of $1.67, $0.13 and $7.14 per Unit, respectively, calculated as the excess of cash distributed per Unit over accumulated earnings per Unit not previously distributed. All distributions paid to Limited Partners in 2001 and 1997 represent returns of capital.

7. Consists of $1.14 per Unit from a portion of the proceeds from the 2000 sale of the Deptford Crossing shopping center and $0.36 per Unit from the remaining undistributed proceeds from the 2000 sale of the One Congress Street property.

8. Consists of $4.72 per Unit from a portion of the proceeds from the sale of the One Congress Street property and $0.03 per Unit from the proceeds from the sale of the Military Crossing land.

9. Includes approximately $0.16 per Unit of proceeds from the 1998 sales of the 401 East Ontario and Pine Ridge properties.

10. Includes approximately $10.58 per Unit of proceeds from the sales of the Michelson and 401 East Ontario properties.

11. Includes approximately $1.19 per Unit of proceeds from the sale of the Greenway Pointe property.


The above financial data should be read in conjunction with the consolidated financial statements and the related notes in Item 8.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

As a result of the September 11, 2001 destruction of the World Trade Center, the Partnership changed the location of its principal offices to 1221 Avenue of the Americas, New York, NY 10020.

The 2 World Trade Center address was the location of management and administration of the Partnership; the Partnership did not hold any of its assets at this location. The Managing General Partner does not expect that the tragedy will adversely affect the operations of the Partnership.

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

On December 22, 2000, the Partnership sold its last remaining property interest, the Deptford Crossing shopping center. As a result of this sale, all of the properties in which the Partnership had an interest have either been sold to unaffiliated purchasers or lost through foreclosure. The Partnership Agreement provides that the Partnership shall dissolve upon the sale of the Partnership's last investment, and that dissolution shall be effective on the day on which the event occurs giving rise to the dissolution. Accordingly, the Partnership dissolved pursuant to the terms of its Partnership Agreement, effective December 22, 2000, the date the Partnership sold the Deptford Crossing property. However, the Partnership will not wind up its operations until its outstanding litigation with respect to the 401 East Ontario Street property (see Note 4 to the consolidated financial statements) is resolved. The timing of such resolution is uncertain.

As discussed in Item 5, the Partnership paid distributions of $0.34 per Unit in January 2002 and $1.50 per Unit during the year ended December 31, 2001.

The Partnership's other assets at December 31, 2001 primarily consisted of the following receivables: a) $111,000 of the remaining proceeds from the sale of the One Congress Street property which had been placed in escrow to secure the Partnership's obligation to repair the parking lot at the property and b) $41,000 of normal tenant receivables relating to the period that the Partnership owned the Deptford Crossing property. The Deptford property receivables were collected in March 2002.

At December 31, 2000, the Partnership's other assets primarily consisted of approximately $440,000 of receivables relating to the Deptford sale; all such amounts were collected in 2001.

The Partnership may have to use some of its remaining cash reserves to fund professional fees as it continues to pursue the above-mentioned litigation regarding the 401 East Ontario Street property. The Partnership plans to make its final distribution of its cash reserves when the litigation is resolved and the Partnership has concluded winding up its affairs. The Managing General Partner believes that the Partnership's cash reserves are adequate to fund all Partnership cash requirements while the Partnership winds up its affairs.

Except as discussed above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.


OPERATIONS

Fluctuations in the Partnership's operating results for the year ended December 31, 2001 compared to 2000 and 2000 compared to 1999 are primarily attributable to the following:

The loss on sale of real estate in 2001 was due to additional costs that the Partnership incurred in connection with the December 2000 sale of the Deptford Crossing shopping center.

The net gain on sales of real estate in 2000 primarily resulted from the $130,000 gain from the sale of the Deptford Crossing property. This gain was partially offset by the $15,000 loss from the February 2000 sale of the Military Crossing land.

The absence of rental revenues and deprecation and amortization expenses in 2001 and the decrease in property operating expenses in 2001 compared to 2000 were due to the sale of the Deptford Crossing property in December 2000. During the year ended December 31, 2001, property operating expenses primarily consisted of approximately $105,000 in connection with the above-mentioned 401 East Ontario Street litigation and $73,000 in connection with the wind-up of the Partnership's operation of the Deptford Crossing property.

The decrease in the Partnership's equity in earnings of joint venture in 2001 compared to 2000 was primarily due to the absence in 2001 of the Partnership's share of the gain on the August 2000 sale of the One Congress Street property (approximately $26.7 million).

The increase in equity in earnings of joint venture in 2000 compared to 1999 is primarily due to the Partnership's share (approximately $26.7 million) of the gain on the sale of the One Congress Street property. This gain was partially offset by the Partnership's share of repair costs ($1.3 million) on the parking lot of the property in 2000 and the loss of its share of four months of operating income from One Congress Street in 2000 after the sale of the property.

Interest and other income decreased in 2001 compared to 2000 because interest earned on the proceeds from the One Congress Street sale in September 2000 before such proceeds were distributed to the Limited Partners was greater than the interest earned on the Deptford sale in January 2001 before such proceeds were distributed.

Interest and other income was greater in 2000 than in 1999 primarily due to the interest earned in September 2000 on the proceeds from the sale of the One Congress Street property before such proceeds were distributed to Limited Partners.

Property operating expenses increased in 2000 compared to 1999 primarily due to $498,000 for the parking lot repairs at the Deptford Crossing property in 2000. Also, partial settlements received from the 401 East Ontario litigation (which reduce property operating expenses) were greater in 1999 ($700,000) than 2000 ($48,000). See Note 4 to the consolidated financial statements.

General and administrative expenses decreased in 2001 compared to 2000 because the Partnership began to wind up its affairs in 2001.

There were no other individually significant factors which caused changes to revenues or expenses.


INFLATION

Inflation has not had a significant effect on the operations of the Partnership or its properties.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       DEAN WITTER REALTY YIELD PLUS, L.P.


                                      INDEX

(a) Financial statements

Independent Auditors' Report
Consolidated Balance Sheets at December 31, 2001 and 2000 Consolidated Statements of Operations for the years ended
  December 31, 2001, 2000 and 1999
Consolidated Statements of Partners' Capital for the years
  ended December 31, 2001, 2000 and 1999
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999
Notes to Consolidated Financial Statements

(b) Financial statement schedule

Real Estate and Accumulated Depreciation                III



-------------------
All schedules other than those indicated above have been omitted because either the required information is not applicable or the information is shown in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Partners of
Dean Witter Realty Yield Plus, L.P.:

We have audited the accompanying consolidated balance sheets of Dean Witter Realty Yield Plus, L.P. and consolidated partnerships (the "Partnership") as of December 31, 2001 and 2000, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included financial statement schedule III. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dean Witter Realty Yield Plus, L.P. and consolidated partnerships as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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


                                        Deloitte & Touche LLP
                                     /s/Deloitte & Touche LLP


New York, New York
March 19, 2002

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2001 and 2000


                                                    2001             2000
--------------------------------------------------------------------------------
                                     ASSETS

Cash and cash equivalents                         $5,321,246       $18,589,178

Other assets                                         152,532           523,640
--------------------------------------------------------------------------------

                                                  $5,473,778       $19,112,818
================================================================================

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities              $105,026          $310,310
--------------------------------------------------------------------------------

Partners' capital (deficiency):
  General partners                                (7,312,194)       (7,308,074)
  Limited partners ($20 per Unit, 8,909,969
  issued and outstanding)                         12,680,946        26,110,582
--------------------------------------------------------------------------------

      Total partners' capital                      5,368,752        18,802,508
--------------------------------------------------------------------------------
                                                  $5,473,778       $19,112,818

================================================================================



          See accompanying notes to consolidated financial statements.


                             DEAN WITTER REALTY YIELD PLUS, L.P.

                            CONSOLIDATED STATEMENTS OF OPERATIONS

                         Years ended December 31, 2001, 2000 and 1999



                                                       2001          2000           1999
---------------------------------------------------------------------------------------------

Revenues:
   Rental                                        $       --      $  1,963,498   $  1,954,967
   Net (loss) gain on sales of real estate            (27,599)        115,367           --
   Equity in (loss)earnings of joint venture          (29,393)     26,872,818      2,474,464
   Interest and other                                 250,360         486,305        250,291
---------------------------------------------------------------------------------------------
                                                      193,368      29,437,988     4,679,722
---------------------------------------------------------------------------------------------

Expenses:
   Property operating                                 178,118       1,448,937        220,310
   Depreciation and amortization                         --           246,835        309,732
   General and administrative                          84,053         199,120        177,473
---------------------------------------------------------------------------------------------
                                                      262,171       1,894,892        707,515
---------------------------------------------------------------------------------------------
Net (loss) income                                    $(68,803)    $27,543,096   $  3,972,207
---------------------------------------------------------------------------------------------

Net (loss) income allocated to:
  Limited partners                                   $(64,683)    $27,474,855   $  3,574,986
  General partners                                     (4,120)         68,241        397,221
---------------------------------------------------------------------------------------------
                                                     $(68,803)    $27,543,096   $  3,972,207
=============================================================================================

Net (loss) income per Unit of limited
  partnership interest:                              $  (0.01)    $      3.08   $       0.40
=============================================================================================




                 See accompanying notes to consolidated financial statements.

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                 Years ended December 31, 2001, 2000 and 1999


                                       Limited        General
                                       Partners       Partners        Total
--------------------------------------------------------------------------------
Partners' capital (deficiency) at
January 1, 1999                      $42,105,378   $(7,405,208)  $34,700,170

Net income                             3,574,986       397,221     3,972,207

Cash distributions                    (4,722,284)     (368,328)   (5,090,612)
--------------------------------------------------------------------------------

Partners' capital (deficiency) at     40,958,080    (7,376,315)   33,581,765
December 31, 1999

Net income                            27,474,855        68,241    27,543,096

Cash distributions                   (42,322,353)            -   (42,322,353)
--------------------------------------------------------------------------------

Partners' capital (deficiency) at
December 31, 2000                     26,110,582    (7,308,074)   18,802,508

Net loss                                 (64,683)       (4,120)      (68,803)

Cash distributions                   (13,364,953)            -   (13,364,953)
--------------------------------------------------------------------------------

Partners' capital (deficiency) at
  December 31, 2001                  $12,680,946   $(7,312,194)   $5,368,752
================================================================================


          See accompanying notes to consolidated financial statements.

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2001, 2000 and 1999

------------------------------------------------------------------------------
                                          2001         2000          1999
------------------------------------------------------------------------------

Cash flows from operating activities:
  Net (loss) income                    $ (68,803)  $27,543,096   $3,972,207
  Adjustments to reconcile net
    (loss) income to net cash
    provided by operating
    activities:
  Equity in loss (earnings) of
    joint venture                         29,393   (26,872,818)  (2,474,464)
  Depreciation and amortization                -       246,835      309,732
  Net loss (gains) on sales of
    real estate                           27,599      (115,367)           -
  Decrease (increase) in other
    assets                               371,108       (68,615)    (110,642)
  (Decrease) increase in
    accounts payable
    and other liabilities               (205,284)       83,342     (155,464)
------------------------------------------------------------------------------

Net cash provided by operating
activities                               154,013       816,473    1,541,369
------------------------------------------------------------------------------

Cash flows from investing activities:
    Net proceeds from sales of real
    estate                               (27,599)   10,921,710            -
  Additions to real estate                     -      (503,295)    (147,967)
  Distributions from joint
    venture                               11,893    48,224,929    3,475,816
  Contributions to joint venture         (41,286)   (1,344,633)  (1,537,519)
------------------------------------------------------------------------------

Net cash (used in) provided by
investing activities                     (56,992)   57,298,711    1,790,330
------------------------------------------------------------------------------

Cash flows from financing activities:
  Cash distributions                 (13,364,953)  (42,322,353)  (5,090,612)
------------------------------------------------------------------------------
(Decrease) increase in cash and cash
  equivalents                        (13,267,932)   15,792,831   (1,758,913)

Cash and cash equivalents at
beginning of year                     18,589,178     2,796,347    4,555,260
------------------------------------------------------------------------------

Cash and cash equivalents at end of
year                                  $5,321,246   $18,589,178   $2,796,347
==============================================================================



         See accompanying notes to consolidated financial statements.

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 2001, 2000 and 1999

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

2.   Summary of Significant Accounting Policies

The financial statements include the accounts of the Partnership, and the partnerships which owned the Deptford Crossing, Military Crossing and 401 East Ontario Street properties on a consolidated basis.

The Partnership used the equity method to account for its 58% interest in the corporate joint venture which owned the general partnership interest in GCGA Limited Partnership ("GCGA"), the owner of the One Congress Street property (sold August 2000).

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Deferred leasing commissions were amortized over the applicable lease terms.

Tenant leases were accounted for as operating leases. Rental income was recognized on a straight-line basis over the lives of the respective leases. Expense reimbursements paid by tenants pursuant to their leases were included in rental revenues.

Net (loss) income per Unit amounts are calculated by dividing net (loss) income allocated to Limited Partners, by the weighted average number of Units outstanding.

No provision for income taxes has been made in the consolidated financial statements, since the liability for such taxes is that of the partners rather than the Partnership.

The accounting policies used for tax reporting purposes differ from those used for financial reporting purposes. For tax purposes, the Partnership's subsidiaries are not consolidated, and properties acquired by the subsidiaries were not treated as real estate owned by the Partnership. Instead, the Partnership recognized taxable interest income on its original participating mortgage loans. For all subsidiaries owned by the Partnership through interests in partnerships, the Partnership also recognized its share of the subsidiaries' taxable income (which was net of interest expense on the Partnership's participating mortgage loans). In addition, the Partnership's offering costs are treated differently for tax and financial reporting purposes. Primarily as a result of the differing treatments of the offering costs, the tax basis of the Partnership's assets and liabilities is approximately $16.6 million higher than the amounts reported for financial statement purposes at December 31, 2001.

The policies used by the subsidiary partnerships to account for property operations for tax reporting purposes differed from those used by the Partnership for financial reporting purposes as follows: (a) depreciation was calculated using accelerated methods, (b) rental income was recognized based on the payment terms in the applicable leases, and (c) write-downs for impairments of real estate were not deductible.


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

Sale or financing proceeds will be distributed, to the extent available: first, 97% to the Limited Partners and 3% to the General Partners until each Limited Partner receives a return of their invested capital plus an amount sufficient to provide a 10% cumulative annual return on their adjusted capital contribution; second, 100% to the General Partners until they have received the amount of any net cash flow previously deferred and not distributed; and third, 85% to the Limited Partners and 15% to the General Partners. However, if the Limited Partners don't receive a return of their invested capital and a 10% cumulative annual return on their adjusted capital contribution by the termination of the Partnership, then the General Partners must contribute the sale proceeds they received from the Partnership back to the Partnership. In lieu of this contribution, the General Partners have not received distributions of sale proceeds from the Partnership.

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

Distributions paid to Limited Partners in 2001, 2000 and 1999 included returns of capital of $1.50, $1.67 and $0.13 per Unit, respectively, calculated as the excess of cash distributed per Unit over accumulated earnings per Unit not previously distributed.


4.  Real Estate Sold

Deptford Crossing, Deptford, NJ

In December 2000, the Partnership sold the land and building which comprise the Deptford Crossing shopping center to the Hutensky Group, LLC, an unaffiliated third party, for a negotiated sale price of $11.5 million. The Partnership recognized a gain on this sale of approximately $130,000 in 2000 and a subsequent loss of $28,000 in 2001. The gain and loss were allocated 100% to the Limited Partners.

At closing, the Partnership received sale proceeds of approximately $10.6 million, net of a $270,000 escrow deposit to secure the Partnership's obligations, if any, pursuant to its representations and warranties in the sale agreement, closing costs and other deductions. The Partnership received the escrow deposit, plus interest, in 2001. The Partnership distributed, to Limited Partners only, sales proceeds of $10.2 million ($1.14 per Unit) and $0.7 million ($0.08 per Unit) in 2001 and 2002 (see Note 8), respectively.

Military Crossing, Norfolk, VA

In February 2000, the Partnership sold the Military Crossing land to an unaffiliated third party for a negotiated sale price of $350,000. At closing, the Partnership received proceeds, net of closing costs, of approximately $285,000; such proceeds ($0.03 per Unit) were distributed, to Limited Partners only, in 2000. The Partnership recognized a loss on this sale of approximately $15,000, which was allocated 100% to the Limited Partners.

401 East Ontario Street, Chicago, IL

In July 1998, the Partnership sold the 401 East Ontario Street property. In 1995 and 1996, the Partnership incurred a total of $5.6 million, net of a $0.1 million insurance settlement, to repair cracking and spalling of the concrete exterior of the 401 East Ontario building. Reports by three independent engineering firms in 1995 noted that the cracking and spalling were highly unusual for a building of the age of this property, and attributed the problems to both defective design and construction of the building.

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

The Partnership initiated litigation against all parties it deemed responsible for all of the building's defects. In May 1999, the Partnership negotiated a settlement with the building's testing agency from which the Partnership received cash of approximately $700,000 and $48,000 in 1999 and 2000, respectively. In March 1998, the Partnership received $1.2 million pursuant to a settlement with the architect and engineer of the building.

The Partnership is continuing its litigation against the general contractor and others it deems responsible for defects in the building. The Managing General Partner continues to seek trial on its claims, and intends to ask the new judge assigned to the case to set the earliest possible trial date.

In the years the settlements were received, the Partnership offset the settlement amounts against property operating expenses. The Partnership incurred legal fees of approximately $105,000, $90,000 and $273,000 in 2001, 2000 and
1999, respectively, in connection with the litigation.

5.   Investment in Joint Venture

One Congress Street, Boston, Massachusetts

Before the Partnership, through its joint venture investment, owned a general partnership interest in GCGA, the Partnership and Dean Witter Yield Plus II, L.P. ("Yield Plus II") (collectively, the "Lender") made a $59.2 million participating second mortgage loan on the One Congress Street building (the "Loan") to GCGA.

In 1997, GCGA, which had filed for bankruptcy in 1996, entered into a settlement agreement with the Lender (the "Agreement"), whereby a new corporate joint venture, which was jointly owned by the Partnership (58%) and Yield Plus II (42%), became the sole general partner of GCGA (the "New General Partner"), with an aggregate 19.81% ownership interest in the property. The Partnership and Yield Plus II agreed to make all decisions concerning the property jointly, and retained an affiliate of GCGA`s original general partner as property manager.

The Agreement effectively changed the Lender from a participating lender to GCGA into the general partner of a partnership which owned the One Congress Street property. The Partnership, through the New General Partner, owned a 11.5% general partnership interest in GCGA. However, the Partnership and Yield Plus II recognized all of GCGA's profit and losses in proportion to their ownership of the New General Partner because the Partnership and Yield Plus II controlled GCGA and were entitled to receive substantially all the cash flow and other economic benefits from the property.

In August 2000, GCGA sold the land and building which comprise the One Congress Street property to One Congress Street JV LLC (the "Purchaser"), an unaffiliated third party, for a negotiated sale price of $118.5 million.

At closing, approximately $37.8 million of the sale proceeds were used to settle GCGA's first mortgage loan, $1.3 million was used to fund all tenant improvements that GCGA incurred in renting out the remaining vacant space at the property prior to the sale and $1.4 million was used to pay the sale-related closing costs (collectively, the "Sale Proceeds Reductions"). The sale proceeds that GCGA received at closing, net of the Sale Proceeds Reductions, were approximately $78.1 million; GCGA paid this amount to the Partnership and Yield Plus II in settlement of the Loan and accrued interest thereon. Accordingly, on August 31, 2000, the Partnership received approximately $45.2 million, representing its 58% share of the net sale proceeds GCGA received at closing.

The Partnership paid, 100% to Limited Partners, cash distributions of approximately $42.0 million ($4.72 per Unit) and $3.2 million ($0.36 per Unit) in 2000 and 2001 respectively.

The Partnership's share of GCGA's gain on sale of the One Congress Street property was approximately $26.7 million; such gain was allocated 100% to the Limited Partners.

The summarized statements of operations of GCGA are as follows:

                                               YEARS ENDED DECEMBER 31,
                                     -------------------------------------------
                                          2001          2000           1999
--------------------------------------------------------------------------------
Revenues:
      Rental                            $20,505      $10,023,247   $16,405,741
      Gain on sale of real estate             -       55,227,589             -
--------------------------------------------------------------------------------

                                         20,505       65,250,836    16,405,741
--------------------------------------------------------------------------------

Expenses:
      Interest on second
       mortgage loan                          -        5,694,891     8,346,614
      Other interest                          -        2,877,814     3,785,371
      Property operating                 71,183        6,282,296     6,498,471
      Depreciation and
       amortization                           -        1,506,742     2,738,548
--------------------------------------------------------------------------------

                                         71,183       16,361,743    21,369,004
--------------------------------------------------------------------------------

(Loss) income before
  extraordinary item:                   (50,678)      48,889,093    (4,963,263)
--------------------------------------------------------------------------------

Extraordinary item:
      Gain on extinguishment of debt          -        8,946,154             -
--------------------------------------------------------------------------------

Net (loss) income                      $(50,678)     $57,835,247   $(4,963,263)
================================================================================

GCGA's second mortgage loan consisted of the Loan. The accounting policies of GCGA were consistent with those of the Partnership.

The balance of the Loan at the date of closing of the sale was approximately $88.1 million. GCGA used its net proceeds from the sale of the One Congress Street property and remaining cash reserves to repay $79.2 million of the Loan. Since GCGA had no remaining assets at December 31, 2000, GCGA was not able to repay the Loan in full. As a result, the Partnership and Yield Plus II jointly forgave the unpaid Loan balance (approximately $8.9 million; the Partnership's share of this balance is $5.2 million).

The Partnership did not recognize interest income and a loss on extinguishment of debt on its share of the Loan; instead, the Partnership recognized its share of GCGA's earnings exclusive of all Loan activity.

6.   Related Party Transactions

An affiliate of Realty provided property management services for the Deptford Crossing property through December 31, 1999. The Partnership paid the affiliate property management fees (included in property operating expenses) of approximately $63,000 for the year ended December 31, 1999.

Realty performs administrative functions, and processes certain investor and tax information on behalf of the Partnership. For the years ended December 31, 2001, 2000 and 1999, Realty was reimbursed approximately $23,000, $36,000 and $68,000, respectively, for these services (included in general and administrative expenses).


7.  Summary of Quarterly Results (Unaudited)
    ----------------------------------------

                                                       Net (Loss) Income
                                     Net (Loss)       Per Unit of Limited
                         Revenue       Income         Partnership Interest
--------------------------------------------------------------------------------
2001:
      March 31        $   125,539    $   (34,688)      $    0.00
      June 30              63,255         39,298            0.00
      September 30          6,501        (27,144)           0.00
      December 31          (1,927)       (46,269)          (0.01)
--------------------------------------------------------------------------------
            Total        $193,368       $(68,803)      $   (0.01)
================================================================================

2000:
      March 31        $   989,958    $   638,101       $    0.07
      June 30             878,399        110,732            0.01
      September 30     26,748,379     26,410,260            2.96
      December 31         821,252        384,003            0.04
--------------------------------------------------------------------------------
      Total           $29,437,988    $27,543,096       $    3.08
================================================================================


8.    Subsequent Event

On January 30, 2002, the Partnership paid a distribution of approximately $0.34 per Unit (including $0.08 per Unit from the remaining undistributed proceeds from the December 2000 sale of the Deptford Crossing property and $0.26 per Unit of cash reserves). The Deptford sale proceeds were distributed 100% to the Limited Partners. Total distributions were $3,246,114 with $2,993,750 distributed to the Limited Partners and $252,364 distributed to the General Partners.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None.


                                    PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership is a limited partnership and has no directors or officers.

The directors and executive officers of the Managing General Partner are as follows:

                                      POSITION WITH THE
        NAME                       MANAGING GENERAL PARTNER
----------------------        ----------------------------------
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

William B. Smith, age 58, has been an Advisory Director of Morgan Stanley & Co., Incorporated since July 2000. From June 1997 until July 2000, Mr. Smith was a Managing Director of Morgan Stanley & Co. Incorporated and co-head of Morgan Stanley Realty Incorporated. Prior to June 1997, Mr. Smith was an Executive Vice President of Morgan Stanley DW Inc. and Director of its Investment Banking Department for more than five years.

E. Davisson Hardman, Jr., age 52, has been an Advisory Director of Morgan Stanley & Co. Incorporated since September 2001. From June 1997 until September 2001, he was a Managing Director of Morgan Stanley Asia, Ltd. For more than five years before June 1997, Mr. Hardman was a Managing Director of Dean Witter Realty Inc.

Ronald T. Carman, age 50, has been an Assistant Secretary of Morgan Stanley Dean Witter & Co. since June 1997 and a Managing Director of Morgan Stanley & Co. Inc. since July 1998. Previously, he was a Senior Vice President and Associate General Counsel of Morgan Stanley DW Inc., which he joined in 1984.

There is no family relationship among any of the foregoing persons.

ITEM 11. EXECUTIVE COMPENSATION

The General Partners are entitled to receive cash distributions, when and as cash distributions are made to the Limited Partners, and a share of taxable income or tax loss. Descriptions of such distributions and allocations are in
Item 5 above. The General Partners received cash distributions totaling $368,328 during the year ended December 31, 1999. The General Partners did not receive any distributions during the years ended December 31, 2000 and 2001. The General Partners have not received any distributions of proceeds from property sales to date.

The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 6 to the consolidated financial statements in Item 8 above.

The directors and executive officers of the Partnership's Managing General Partner received no remuneration from the Partnership.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

(a) The following table sets forth certain information regarding each person or group of persons known to the Partnership to be the beneficial owner of more than 5% of the Units.

                                                             UNITS
                                                       BENEFICIALLY OWNED
        NAME OF BENEFICIAL OWNERS                      NUMBER     PERCENT
        -------------------------                      ------     -------

Madison Investment Partners 11, LLC (MIP 11")
Madison Value Fund, LLC ("MVF")
Madison Avenue Investment Partners, LLC ("MAIP");
First Equity Realty, LLC ("FER");
The Harmony Group II, LLC ("Harmony");
Ronald M. Dickerman;
Bryan E. Gordon (collectively the
"Reporting Persons")                                   538,592       6.0%

The information set forth in this Item (12) (a) is based on Amendment No. 3 to a
Schedule 13G Information Statement filed for the year ended December 31, 2001 by the Reporting Persons. Such Amendment discloses that each Reporting Person has shared voting and shared dispostive power over 538,592 Units.

MAIP is the controlling person of various entitles that are the nominee owners of, or the successors by merger to the assets of nominee owners of, Units of Limited Partnership Interests (the "Units") of the Issuer. These nominees, none of which owns more than 5% or more of the Units, are ISA Partnership Liquidity Investors, a Delaware general partnership; Madison/AG Partnership Value Partners I, a Delaware general partnership; Madison/WP Value Fund IV, LLC, a Delaware limited liability company; Madison Liquidity Investors 103, LLC, a Delaware limited liability company; and Madison Liquidity Investors III, LLC, a Delaware limited liability company. Madison Liquidity Investors 114, LLC, a Delaware limited liability company, is the nominee holder of approximately 0.0% of the Units and is controlled by MVF.

The controlling members of MAIP are First Equity, of which Mr. Dickerman is Managing Member, and Harmony, of which Mr. Gordon is the Managing Member. The controlling member of MVF is MIP 11. The controlling member of MIP 11 is MAIP.

The business address of each of the Reporting Persons except First Equity and Mr. Dickerman is P.O. Box 7533, Incline Village, Nevada 89452. The business address of First Equity and Mr. Dickerman is 555 Fifth Avenue, 9th Floor, New York 10017.

(b) The executive officers and directors of the Managing General Partner own the following Units as of February 28, 2002:

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


-------------------

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

The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 6 to the consolidated financial statements in Item 8 above. The Partnership believes that the payment of fees and the reimbursement of expenses to the General Partners and their affiliates are on terms as favorable as would be obtained from unrelated third parties.

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

     (b)    Reports on Form 8-K
            Report on Form 8-K dated September 11, 2001, disclosing the change of the address of the Partnership's executive office due to the destruction of the World Trade Center.

     (c)    Financial Statement Schedule

                                  SCHEDULE III

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                    Real Estate and Accumulated Depreciation

                                December 31, 2001


(A) Reconciliation of real estate owned:

--------------------------------------------------------------------------------
                                         2001        2000        1999
--------------------------------------------------------------------------------

                                       $    -       $12,498,014      $12,650,047
Balance at beginning of period

Additions during period:
      Additions                             -           503,295          147,967
      Sale of real estate                   -       (13,001,309)          -
      Reclassification of real
       estate held for sale                 -               -          (300,000)

--------------------------------------------------------------------------------
      Balance at end of period         $    -       $       -        $12,498,014
================================================================================

(B) Reconciliation of accumulated depreciation:



Balance at beginning of year           $    -       $ 2,248,131       $1,954,876
Depreciation expense                        -           231,794          293,255
Sale of real estate                         -        (2,479,925)          -
--------------------------------------------------------------------------------

      Balance at end of period         $    -       $       -         $2,248,131
================================================================================

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEAN WITTER REALTY YIELD PLUS, L.P.

By:  Dean Witter Realty Yield Plus Inc.
     Managing General Partner


By:  /s/ E. Davisson Hardman, Jr.                Date:  March 27, 2002
     ----------------------------------
     E. Davisson Hardman, Jr.
     President


By:  /s/ Jeffrey D. Hahn                        Date:  March 27, 2002
     ----------------------------------
     Jeffrey D. Hahn
     Vice President
     Principal Financial and Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY YIELD PLUS INC.
Managing General Partner


/s/ William B. Smith                            Date:  March 27, 2002
---------------------------------------
William B. Smith
Chairman of the Board of Directors


/s/ E. Davisson Hardman, Jr.                     Date:  March 27, 2002
---------------------------------------
E. Davisson Hardman, Jr.
Director


/S/ Ronald T. Carman                            Date:  March 27, 2002
---------------------------------------
Ronald T. Carman
Director