Form 10-Q
period 2002-03-31
DEAN WITTER REALTY YIELD PLUS L P
filed 2002-05-13
CIK 810116

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended March 31, 2002

                                       OR

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________.

                         Commission File Number: 0-18148


                       DEAN WITTER REALTY YIELD PLUS, L.P.
                       -----------------------------------
         (Exact name of registrant as specified in governing instrument)


            Delaware                                  13-3426531
            --------                      -------------------------------
          (State of organization)        (IRS Employer Identification No.)


                        195 Broadway, New York, NY 10007
                        --------------------------------
               (Address of principal executive offices) (Zip Code)


      Registrant's telephone number, including area code: (800) 829-8585
                                                          --------------

                 1221 Avenue of the Americas, New York, NY 10020
--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]     No [ ]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                           CONSOLIDATED BALANCE SHEETS

                                                    March 31,     December 31,
                                                       2002           2001
--------------------------------------------------------------------------------

                                     ASSETS

Cash and cash equivalents                            $2,126,150      $5,321,246

Other assets                                            111,991         152,532
--------------------------------------------------------------------------------

                                                     $2,238,141      $5,473,778
================================================================================


                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities                 $132,375       $ 105,026
--------------------------------------------------------------------------------

Partners' capital (deficiency):
  General Partners                                   (7,566,245)     (7,312,194)
  Limited Partners ($20 per Unit, 8,909,969
    issued and outstanding)                           9,672,011      12,680,946
--------------------------------------------------------------------------------
      Total partners' capital                         2,105,766       5,368,752
--------------------------------------------------------------------------------
                                                     $2,238,141      $5,473,778
================================================================================


         See accompanying notes to consolidated financial statements.

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   Three months ended March 31, 2002 and 2001

                                                       2002            2001
--------------------------------------------------------------------------------

Revenues:
  Interest and other                                  $  12,878      $  125,539
--------------------------------------------------------------------------------

Expenses:
  Property operating                                     14,934         119,321
  General and administrative                             14,816          40,906
--------------------------------------------------------------------------------

                                                         29,750         160,227
--------------------------------------------------------------------------------

Net loss                                              $ (16,872)     $ (34,688)
================================================================================

Net loss allocated to:
  Limited Partners                                    $ (15,185)     $ (31,219)
  General Partners                                       (1,687)        (3,469)
--------------------------------------------------------------------------------

                                                      $ (16,872)     $ (34,688)
================================================================================

Net loss per Unit of limited
  partnership interest                                $  0.00        $     0.00
================================================================================







          See accompanying notes to consolidated financial statements.

                       DEAN WITTER REALTY YIELD PLUS, L.P.

            CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIENCY)

                        Three months ended March 31, 2002

                                         Limited        General
                                        Partners       Partners         Total
-------------------------------------------------------------------------------

Partners' capital (deficiency) at
  January 1, 2002                    $ 12,680,946   $ (7,312,194)   $ 5,368,752

Net loss                                  (15,185)        (1,687)       (16,872)

Cash distributions                     (2,993,750)      (252,364)    (3,246,114)
-------------------------------------------------------------------------------

Partners' capital (deficiency) at
  March 31, 2002                     $  9,672,011   $ (7,566,245)   $ 2,105,766
===============================================================================



          See accompanying notes to consolidated financial statements.

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 2002 and 2001

                                                         2002          2001
--------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                           $   (16,872)  $    (34,688)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
      Decrease in other assets                            40,541        228,580
      Increase (decrease) in accounts payable and
        other liabilities                                 27,349       (152,699)
--------------------------------------------------------------------------------

          Net cash provided by operating activities       51,018         41,193
--------------------------------------------------------------------------------

Cash flows from financing activities:
  Cash distributions                                  (3,246,114)   (13,364,953)
--------------------------------------------------------------------------------

Decrease in cash and cash equivalents                 (3,195,096)   (13,323,760)

Cash and cash equivalents at beginning of period       5,321,246     18,589,178

Cash and cash equivalents at end of period           $ 2,126,150   $  5,265,418
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

The financial statements include the accounts of the Partnership and Deptford Crossing Associates on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.

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

These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001. Operating results of interim periods may not be indicative of the operating results for the entire year.

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                   Notes to Consolidated Financial Statements

2.   Related Party Transactions

Realty performs administrative functions, processes certain investor transactions and prepares tax information for the Partnership. For the three-month periods ended March 31, 2002 and 2001, the Partnership incurred approximately $6,000 and $9,000, respectively, for these services. These amounts are included in general and administrative expenses.

At March 31, 2002, the Partnership's accounts payable and other liabilities included approximately $46,000 due to Realty. This amount consisted of the above-mentioned $6,000 due to Realty for 2002 services and $40,000 payable for the reimbursement of expenses that Realty paid on behalf of the Partnership.

3.  Cash Distributions

On January 30, 2002, the Partnership paid a distribution of approximately $0.34 per Unit (including $0.08 per Unit from the remaining undistributed proceeds received from the December 2000 sale of the Deptford Crossing property and $0.26 per Unit of cash reserves). The Deptford sale proceeds were distributed 100% to the Limited Partners. Total distributions were $3,246,114 with $2,993,750 distributed to the Limited Partners and $252,364 distributed to the General Partners.

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

As discussed in Note 3 to the consolidated financial statements, on January 30, 2002, the Partnership paid a distribution of $0.34 per Unit.

The Partnership's other assets at March 31, 2002 primarily consist of $111,000 of the remaining proceeds from the sale of the One Congress Street property which had been placed in escrow to secure the Partnership's obligation to repair the parking lot at the property.

In connection with the 401 East Ontario Street property (sold 1998), the Partnership is vigorously continuing its litigation against the general contractor and others it deems responsible for defects in the building that were repaired, at a cost of $9.2 million, by the Partnership between 1995 and 1997. The Managing General Partner asked the new judge assigned to the case to set the earliest possible trial date. Accordingly, the judge has set a trial date in October 2002.

                     DEAN WITTER REALTY YIELD PLUS, L.P.

The Managing General Partner expects that conducting a trial for the 401 East Ontario Street litigation would require the Partnership to expend a significant amount of the Partnership's remaining cash reserves. The recovery of the Partnership's claims are uncertain, and depends upon the outcome of the litigation. The Partnership plans to make its final distribution of its cash reserves when the litigation is resolved and the Partnership has concluded winding up its affairs. The Managing General Partner believes that the Partnership's cash reserves are adequate to fund all Partnership cash requirements while the Partnership winds up its affairs.

Except as discussed above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations

Interest and other income decreased in 2002 compared to 2001 primarily due to the interest earned on the proceeds from the December 2000 sale of the Deptford Crossing property before the majority of such proceeds were distributed to the Limited Partners in 2001.

In 2002 and 2001, property operating expenses included approximately $15,000 and $36,000, respectively in connection with the above-mentioned 401 East Ontario Street litigation. In 2001, property operating expenses also included $74,000 in connection with the wind up of the operations of the Deptford Crossing property.

General and administrative expenses decreased in 2002 compared to 2001 primarily due to expense reductions and the decreased level of Partnership activities while the Partnership winds up its affairs.

There were no other individually significant factors which caused significant fluctuations in the Partnership's operating results for the quarter ended March 31, 2002 compared to 2001.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership.

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


                              DEAN WITTER REALTY YIELD PLUS, L.P.

                              By:  Dean Witter Realty Yield Plus Inc.
                                   Managing General Partner


Date: May 13, 2002            By:  /S/ E. Davisson Hardman, Jr.
                                   ------------------------------------
                                   E. Davisson Hardman, Jr.
                                   (President)

Date:  May 13, 2002           By:  /S/ Jeffrey D. Hahn
                                   ------------------------------------
                                   Jeffrey D. Hahn
                                   Vice President
                                   (Principal Financial and Accounting
                                    Officer)