Form 10-Q
period 2002-06-30
DEAN WITTER REALTY YIELD PLUS L P
filed 2002-08-13
CIK 810116

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended June 30, 2002

                                       OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to ________.

                         Commission File Number: 0-18148


                       DEAN WITTER REALTY YIELD PLUS, L.P.
                       -----------------------------------
         (Exact name of registrant as specified in governing instrument)


      Delaware                                             13-3426531
 -----------------                                     --------------------
     (State of                                            (IRS Employer
   organization)                                       Identification No.)



        195 Broadway, New York, NY                                10007
    --------------------------------------                      ---------
    (Address of principal executive office)                    (Zip Code)


Registrant's telephone number, including area code: (800) 829-8585
                                                    --------------

Former name, former address and former fiscal year, if changed since last report: not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes /X/   No / /

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                      DEAN WITTER REALTY YIELD PLUS, L.P.

                          CONSOLIDATED BALANCE SHEETS


                                                      JUNE 30,      DECEMBER 31,
                                                       2002            2001
                                                    -----------   -------------
                      ASSETS

Cash and cash equivalents                            $2,361,703   $5,321,246

Other assets                                                -        152,532
                                                    -----------   -----------
                                                     $2,361,703   $5,473,778
                                                    ===========   ===========
        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities               $  151,970   $  105,026
  Partners' capital (deficiency):                   -----------   -----------
      General Partners                               (7,571,396)  (7,312,194)
      Limited Partners ($20 per Unit, 8,909,969
Units issued and outstanding)                         9,781,129   12,680,946
                                                    -----------   -----------

            Total Partners' capital                   2,209,733    5,368,752
                                                    -----------   ----------

                                                     $2,361,703   $5,473,778
                                                    ===========   ===========



          See accompanying notes to consolidated firnancial statements

                              DEAN WITTER REALTY YIELD PLUS, L.P.

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                       THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                 JUNE 30,                     JUNE 30,
                                          ----------------------      -----------------------
                                           2002           2001          2002           2001
                                          --------     ---------      ---------     ---------
Revenues:
        Equity in earnings of joint       $155,474        $7,179       $155,474        $7,179
venture
        Interest and other                   7,887        56,076         20,765       181,615
                                          --------     ---------      ---------     ---------

                                           163,361        63,255        176,239       188,794
                                          --------     ---------      ---------     ---------
Expenses:
        Property operating                  36,776        (7,854)        51,710       111,467
        General and administrative          22,618         31,811        37,434        72,717
                                          ---------    ----------     ----------    ---------

                                            59,394         23,957        89,144       184,184
                                          --------     ----------     ---------     ---------

Net income                                $103,967       $39,298        $87,095        $4,610
                                          ========     =========      =========     =========

Net income (loss) allocated to:
        Limited Partners                  $109,118       $35,368        $93,933        $4,149
        General Partners                    (5,151)        3,930        (6,838)          461
                                          --------     ---------      ---------     ---------

                                          $103,967       $39,298        $87,095        $4,610
                                          ========     =========      =========     =========

Net income per Unit of
        limited partnership interest         $0.01         $0.00         $0.01        $0.00
                                         =========     =========      =========     =========



          See accompanying notes to consolidated firnancial statements

                              DEAN WITTER REALTY YIELD PLUS, L.P.

                    CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIENCY)

                                 SIX MONTHS ENDED JUNE 30, 2002



                                    LIMITED         GENERAL
                                   PARTNERS        PARTNERS         TOTAL

Partners' capital (deficiency)
      at January 1, 2002         $12,680,946     $(7,312,194)     $5,368,752


Net income (loss)                     93,933          (6,838)         87,095

Cash distribution                 (2,993,750)       (252,364)     (3,246,114)
                                 ------------    ------------     -----------

Partners' capital (deficiency)
      at June 30, 2002            $9,781,129     $(7,571,396)     $2,209,733
                                  ==========     ============     ==========




          See accompanying notes to consolidated firnancial statements


                              DEAN WITTER REALTY YIELD PLUS, L.P.

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                            SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                        2002           2001
                                                                     ---------     -----------
Cash flows from operating activities:
      Net income                                                 $     87,095     $      4,610
      Adjustments to reconcile net income to net cash
            provided by operating activities:
                  Equity in earnings of joint venture                (155,474)          (7,179)
                  Decrease in other assets                            152,532          218,683
                  Increase (decrease) in accounts payable
                    and other liabilities                              46,944         (151,015)
                                                                 ------------     ------------

      Net cash provided by operating activities                       131,097           65,099
                                                                 ------------     ------------

Cash flows from investing activities:
      Distributions from joint venture                                155,474            7,179
                                                                 ------------     ------------

Cash flows from financing activities:
      Cash distributions to partners                               (3,246,114)     (13,364,953)
                                                                 ------------     ------------
Decrease in cash and cash equivalents                              (2,959,543)     (13,292,675)

Cash and cash equivalents at beginning of period                    5,321,246       18,589,178
                                                                 ------------     ------------

Cash and cash equivalents at end of period                       $  2,361,703     $  5,296,503
                                                                 ============     ============



          See accompanying notes to consolidated firnancial statements

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

The Partnership's last property investments were sold in 2000. The sale of the Deptford Crossing property on December 22, 2000 effectuated the dissolution of the Partnership. Accordingly, the Partnership is in the process of winding up its affairs, and it plans to terminate. However, the Partnership will not terminate until its litigation with respect to the 401 East Ontario property is resolved.

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

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim periods. Except for the equity in earnings of joint venture income which was recognized during the second quarter of 2002 (see Note
2), such adjustments consist of normal recurring accruals.

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

                      DEAN WITTER REALTY YIELD PLUS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  EQUITY IN EARNINGS OF JOINT VENTURE

At December 31, 2001, the Partnership's other assets primarily consisted of approximately $111,000 which represented an estimate of the remaining proceeds still due the Partnership from the August 2000 sale of the One Congress Street property. Such proceeds had been placed in escrow to secure the Partnership's obligation to repair the parking lot at the property. During the second quarter of 2002, the repair project was completed, and the Partnership received $266,000 from the escrow account. The Partnership recorded the $155,000 difference between the cash received and the Partnership's receivable as equity in earnings of joint venture income. Because the cash received consisted of undistributed sale proceeds and interest thereon, the Partnership will distribute the $266,000 receipt 100% to the Limited Partners, and it allocated the $155,000 of equity in earnings 100% to the Limited Partners.

                      DEAN WITTER REALTY YIELD PLUS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



  RELATED PARTY TRANSACTIONS

Realty performs administrative functions, processes certain investor transactions and prepares tax information for the Partnership. For the six-month periods ended June 30, 2002 and 2001, the Partnership incurred approximately $11,500 and $18,000, respectively, for these services. These amounts are included in general and administrative expenses.

At June 30, 2002, the Partnership's accounts payable and other liabilities included approximately $61,500 due to Realty. This amount consisted of the above-mentioned $11,500 due to Realty for 2002 services and a $50,000 payable for the reimbursement of expenses that Realty paid on behalf of the Partnership during 2002.


4.  CASH DISTRIBUTIONS

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

As discussed in Note 4 to the consolidated financial statements, on January 30, 2002, the Partnership paid a distribution of $0.34 per Unit.

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

The Managing General Partner expects that conducting a trial for the 401 East Ontario Street litigation would require the Partnership to expend a significant amount of the Partnership's remaining cash reserves during the third and fourth quarters of 2002. The recovery of the Partnership's claims are uncertain, and depends upon the outcome of the litigation. The Partnership has received partial settlements to date of approximately $1,950,000.

The Partnership plans to make its final distribution of its cash reserves when the 401 East Ontario Street litigation is resolved and the Partnership has concluded winding up its affairs. The Managing General Partner believes that the Partnership's cash reserves are adequate to fund all Partnership cash requirements while the Partnership winds up its affairs.

Except as discussed above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

OPERATIONS

The 2002 equity in earnings of joint venture consists of proceeds from the August 2000 sale of the One Congress Street property received during the second quarter of 2002 which were in excess of the Partnership's receivables for such proceeds (see Note 2 to the consolidated financial statements).

Interest and other income decreased during the six months ended June 30, 2002 compared to 2001 primarily due to the absence of the interest earned on the proceeds from the December 2000 sale of the Deptford Crossing property before the majority of such proceeds were distributed to the Limited Partners in 2001. Interest and other income also decreased in the 2002 periods due to a decrease in interest rates and a decline in average cash held by the Partnership (in January 2002, the Partnership distributed over $3,200,000 of its cash on hand to the Limited Partners and General Partners).

In 2002 and 2001, property operating expenses included approximately $52,000 and $54,000, respectively, in connection with the above-mentioned 401 East Ontario Street litigation. In 2001, property operating expenses also included $58,000 in connection with the wind up of the operations of the Deptford Crossing property.

General and administrative expenses decreased in 2002 compared to 2001 primarily due to expense reductions and the decreased level of Partnership activities as the Partnership winds up its affairs.

There were no other individually significant factors which caused significant fluctuations in the Partnership's operating results for the three- and six-month periods ended June 30, 2002 compared to 2001.


INFLATION

Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations of the Partnership.







ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
           RISK

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a position or portfolio.

Other than the Partnership's claims in the 401 East Ontario property litigation, the Partnership's assets consist of cash and short-term time deposits. The Partnership does not hold any instruments for trading purposes. The Partnership's liabilities consist of accounts payable and other short-term liabilities. At June 30, 2002 the Partnership had no material exposure to market risk. It also does not hold any derivative securities. The Partnership's exposure to market risk as of June 30, 2002, and during the three-month and six-month periods ending June 30, 2002, did not change materially compared to the Partnership's exposure to market risk as of June 30, 2001, and during the three-month and six-month periods ending June 30, 2001.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

(99.1) Certification of Periodic Report by William B. Smith, Chairman and Chief Executive Officer of Dean Witter Realty Yield Plus Inc., the Managing General Partner of Dean Witter Realty Yield Plus, L.P.

(99.2) Certification of Periodic Report by Jeffrey D. Hahn, Vice President and Principal Financial and Accounting Officer of Dean Witter Realty Yield Plus Inc., the Managing General Partner of Dean Witter Realty Yield Plus, L.P.

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


                                     DEAN WITTER REALTY YIELD PLUS, L.P.

                                     By: Dean Witter Realty Yield Plus Inc.
                                           Managing General Partner



Date: August 13, 2002                By: /s/ E. Davisson Hardman, Jr.
                                         ---------------------------------------
                                         E. Davisson Hardman, Jr.
                                         President



Date: August 13, 2002                By: /s/ Jeffrey D. Hahn
                                         ---------------------------------------
                                         Jeffrey D. Hahn
                                         Vice President,
                                         Principal  Financial  and  Accounting
                                         Officer

                      DEAN WITTER REALTY YIELD PLUS, L.P.

                                 EXHIBIT INDEX


99.1 Certification of Periodic Report by William B. Smith, Chairman and Chief Executive Officer of Dean Witter Realty Yield Plus Inc., the Managing General Partner of Dean Witter Realty Yield Plus, L.P.

99.2 Certification of Periodic Report by Jeffrey D. Hahn, Vice President and Principal Financial and Accounting Officer of Dean Witter Realty Yield Plus Inc., the Managing General Partner of Dean Witter Realty Yield Plus, L.P.