Form 10-Q
period 2002-09-30
DEAN WITTER REALTY YIELD PLUS L P
filed 2002-11-14
CIK 810116

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the period ended September 30, 2002

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________.

                         Commission File Number: 0-18148

                       DEAN WITTER REALTY YIELD PLUS, L.P.
         (Exact name of registrant as specified in governing instrument)


                Delaware                                   13-3426531
             -------------                             -------------------
               (State of                                  (IRS Employer
             organization)                             Identification No.)

      195 Broadway, New York, NY                              10007
----------------------------------------                    ----------
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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                           CONSOLIDATED BALANCE SHEETS

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                        2002            2001
                                                   -------------    ------------

                      ASSETS

Cash and cash equivalents                           $ 2,292,953      $5,321,246

Other assets                                                 --         152,532
                                                    -----------      ----------
                                                    $ 2,292,953      $5,473,778
                                                    ===========      ==========

        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities              $   215,794      $  105,026
                                                    -----------      ----------

Partners' capital (deficiency):
      General Partners                               (7,584,653)     (7,312,194)
      Limited Partners ($20 per Unit, 8,909,969
        Units issued and outstanding)                 9,661,812      12,680,946
                                                    -----------      ----------

            Total partners' capital                   2,077,159       5,368,752
                                                    -----------      ----------

                                                    $ 2,292,953      $5,473,778
                                                    ===========      ==========


           See accompanying notes to consolidated financial statements

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                     SEPTEMBER 30,             SEPTEMBER 30,
                                 --------------------      --------------------
                                    2002       2001           2002       2001
                                 ---------   --------      ---------   --------
Revenues:
   Equity in earnings of joint
     venture                     $      --   $     --      $ 155,474   $  7,179
   Losses on sales of real
     estate                             --    (41,867)            --    (41,867)
   Interest and other                7,848     48,368         28,613    229,983
                                 ---------   --------      ---------   --------
                                     7,848      6,501        184,087    195,295
                                 ---------   --------      ---------   --------

Expenses:
   Property operating              125,546     40,295        177,256    151,762
   General and administrative       14,876     (6,650)        52,310     66,067
                                 ---------   --------      ---------   --------
                                   140,422     33,645        229,566    217,829
                                 ---------   --------      ---------   --------

Net loss                         $(132,574)  $(27,144)     $ (45,479)  $(22,534)
                                 =========   ========      =========   ========

Net income (loss) allocated to:
   Limited Partners              $(119,317)  $(28,616)     $ (25,384)  $(24,467)
   General Partners                (13,257)     1,472        (20,095)     1,933
                                 ---------   --------      ---------   --------
                                 $(132,574)  $(27,144)     $ (45,479)  $(22,534)
                                 ---------   --------      ---------   --------

Net loss per Unit of
   limited partnership nterest   $   (0.01)  $   0.00      $    0.00   $    0.00
                                 =========   ========      =========   =========



          See accompanying notes to consolidated financial statements

                       DEAN WITTER REALTY YIELD PLUS, L.P.

            CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIENCY)

                      NINE MONTHS ENDED SEPTEMBER 30, 2002

                                   LIMITED           GENERAL
                                   PARTNERS          PARTNERS          TOTAL
                                 ------------      ------------     -----------
Partners' capital (deficiency)
   at January 1, 2002            $ 12,680,946      $ (7,312,194)    $ 5,368,752

Net loss                              (25,384)          (20,095)        (45,479)

Cash distributions                 (2,993,750)         (252,364)     (3,246,114)
                                 ------------      ------------     -----------
Partners' capital (deficiency)
   at September 30, 2002         $  9,661,812      $ (7,584,653)    $ 2,077,159
                                 ============      ============     ===========


          See accompanying notes to consolidated financial statements

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                       2002            2001
                                                   ------------    ------------
Cash flows from operating activities:
   Net loss
                                                       $(45,479)   $   (22,534)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
          Equity in earnings of joint venture          (155,474)        (7,179)
          Losses on sales of real estate                   --           41,867
          Decrease in other assets                      152,532        523,640
          Increase (decrease) in accounts payable
            and other liabilities                       110,768       (119,895)
                                                   ------------    ------------

   Net cash provided by operating activities             62,347        415,899
                                                   ------------    ------------

Cash flows from investing activities:

   Distributions from joint venture                     155,474          7,179
   Costs from sale of real estate
                                                           --          (41,867)
                                                   ------------    ------------
                                                        155,474        (34,688)
                                                   ------------    ------------

Cash flows from financing activities:
   Cash distributions to partners                   ((3,246,114)   (13,364,953)
                                                   ------------    ------------

Decrease in cash and cash equivalents                (3,028,293)   (12,983,742)

Cash and cash equivalents at beginning of period      5,321,246     18,589,178
                                                   ------------    ------------

Cash and cash equivalents at end of period         $  2,292,953    $ 5,605,436
                                                   ============    ===========


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

The Partnership's last property investments were sold in 2000. The sale of the Deptford Crossing property on December 22, 2000 has effectuated the dissolution of the Partnership. Accordingly, the Partnership is in the process of winding up its affairs and it plans to terminate. However, the Partnership will not terminate until its litigation with respect to the 401 East Ontario property is resolved.

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

2.  EQUITY IN EARNINGS OR JOINT VENTURE

At December 31, 2001, the Partnership's other assets included approximately $111,000 representing an estimate of the remaining escrow proceeds due the Partnership from the August 2000 sale of the One Congress Street property. Such proceeds had been placed in escrow to secure the Partnership's obligation to repair the parking lot at the property. During the second quarter of 2002, the repair project was completed, and the Partnership received $266,000 from the escrow account. The Partnership recorded the $155,000 difference between the cash received and the Partnership's receivable as equity in earnings of joint venture. Because the cash received consisted of undistributed sale proceeds and interest thereon, the Partnership will distribute the $266,000 receipt 100% to the Limited Partners, and allocate the $155,000 equity in earnings 100% to the Limited Partners.

3.  RELATED PARTY TRANSACTIONS

Realty performs administrative functions, processes certain investor transactions and prepares tax information for the Partnership. For the nine-month periods ended September 30, 2002 and 2001, the Partnership incurred approximately $17,250 and $27,000, respectively, for these services. These amounts are included in general and administrative expenses.

At September 30, 2002, the Partnership's accounts payable and other liabilities included approximately $5,750 payable to Realty for its third quarter 2002 services and $3,960 payable for the reimbursement of expenses that Realty paid on behalf of the Partnership.

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

As discussed in Note 4 to the consolidated financial statements, on January 30, 2002, the Partnership paid a distribution of approximately $0.34 per Unit.

In connection with the 401 East Ontario Street property (sold 1998), the Partnership is continuing its litigation against the general contractor and others it deems responsible for defects in the building that were repaired, at a cost of $9.2 million, by the Partnership between 1995 and 1997. During the third quarter of 2002, the defendants, in accordance with their rights, requested that another new judge be assigned to the case. This new judge has set a trial date in January 2003.

The Managing General Partner expects that conducting a trial for the 401 East Ontario Street litigation would require the Partnership to expend a significant amount of the Partnership's remaining cash reserves during the remainder of 2002 and in 2003. The recovery of the Partnership's claims are uncertain, and depends upon the outcome of the litigation. The Partnership has received partial settlements to date of approximately $1,950,000.

The Partnership plans to make a final distribution of its cash reserves when the 401 East Ontario Street litigation is resolved and the Partnership has concluded winding up its affairs. The Managing General Partner believes that the Partnership's cash reserves are adequate to fund all Partnership cash requirements while the Partnership winds up its affairs.

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

The losses on sale of real estate in 2001 were due to additional costs that the Partnership incurred, during the third quarter of 2001, in connection with the sale of the Deptford Crossing property in 2000.

Interest and other income decreased during the nine months ended September 30, 2002 compared to 2001 primarily due to the absence of the interest earned on the proceeds from the December 2000 sale of the Deptford Crossing property before the majority of such proceeds were distributed to the Limited Partners in 2001. Interest and other income also decreased in the 2002 periods due to a decrease in interest rates and a decline in average cash held by the Partnership (in January 2002, the Partnership distributed over $3,200,000 of its cash on hand to the Limited Partners and General Partners).

During the nine months ended September 30, 2002 and 2001, property operating expenses included approximately $180,000 and $50,000, respectively, in connection with the above-mentioned 401 East Ontario Street litigation. Because the Partnership is approaching its trial date, the Partnership's litigation expenses during the third quarter of 2002 were $126,000. In 2001, property operating expenses also included $100,000 in connection with the wind up of the operations of the Deptford Crossing property.

General and administrative expenses decreased during the nine months ended September 30, 2002 compared to 2001 primarily due to the decreased level of Partnership activities while the Partnership winds up its affairs.

There were no other individually significant factors which caused fluctuations in the Partnership's operating results for the three- and nine-month periods ended September 30, 2002 compared to 2001.

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

Other than the Partnership's claims in the 401 East Ontario property litigation, the Partnership's assets consist of cash and short-term time deposits. The Partnership does not hold any instruments for trading purposes. The Partnership's liabilities consist of accounts payable and other short-term liabilities. At September 30, 2002 the Partnership had no material exposure to market risk. It also does not hold any derivative securities. The Partnership's exposure to market risk as of September 30, 2002, and during the three-month and nine-month periods ending September 30, 2002, did not change materially compared to the Partnership's exposure to market risk as of September 30, 2001, and during the three-month and nine-month periods ending September 30, 2001.

ITEM 4. CONTROLS AND PROCEDURES

Based upon their evaluation, as of a date within 90 days of the filing of this Form 10-Q, the Chairman and Chief Executive Officer and the Vice President and Principal Financial Officer of the Managing General Partner have concluded that the Partnership's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

               (99.1) Certification of Periodic Report by William B. Smith,
                      Chairman and Chief Executive Officer of Dean Witter Realty Yield Plus Inc., the Managing General Partner of the Partnership.

               (99.2) Certification of Periodic Report by Jeffrey D. Hahn, Vice
                      President and Principal Financial and Accounting Officer of Dean Witter Realty Yield Plus Inc., the Managing General Partner of the Partnership.

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


                                          DEAN WITTER REALTY YIELD PLUS, L.P.


                                          By: Dean Witter Realty Yield Plus Inc.
                                              Managing General Partner


Date: November 14, 2002                   By: /s/ William B. Smith
                                              ----------------------------------
                                              William B. Smith
                                              Chairman and Chief Executive
                                              Officer


Date: November 14, 2002                   By: /s/ Jeffrey D. Hahn
                                              ----------------------------------
                                              Jeffrey D. Hahn
                                              Vice President
                                              Principal Financial and Accounting
                                              Officer

                                 CERTIFICATIONS

I, William B. Smith, Chairman and Chief Executive Officer of Dean Witter Realty Yield Plus Inc., the Managing General Partner of the Partnership, certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4. The Partnership's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Partnership and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation, to the Partnership's auditors and the audit committee of the Partnership's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

6. The Partnership's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                       /s/ William B. Smith
                                              ----------------------------------
                                              William B. Smith
                                              Chairman and Chief Executive
                                              Officer of Dean Witter Realty
                                              Yield Plus Inc., the Managing
                                              General Partner of the Partnership

I, Jeffrey D. Hahn, Vice President and Principal Financial and Accounting Officer of Dean Witter Realty Yield Plus Inc., the Managing General Partner of the Partnership, certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4. The Partnership's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Partnership and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation, to the Partnership's auditors and the audit committee of the Partnership's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

6. The Partnership's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                   /s/Jeffrey D. Hahn
                                          --------------------------------------
                                          Jeffrey D. Hahn
                                          Vice President and Principal Financial
                                          and Accounting Officer of Dean Witter
                                          Realty Yield Plus Inc., the Managing
                                          General Partner of the Partnership

                       DEAN WITTER REALTY YIELD PLUS, L.P.

                                  EXHIBIT INDEX

      99.1 Certification of Periodic Report by William B. Smith, Chairman and Chief Executive Officer of Dean Witter Realty Yield Plus Inc., the Managing General Partner of the Partnership.

      99.2 Certification of Periodic Report by Jeffrey D. Hahn, Vice President and Principal Financial and Accounting Officer of Dean Witter Realty Yield Plus Inc., the Managing General Partner of the Partnership.